Form 10-Q
period 2004-09-30
Specialty Underwriters Alliance, Inc.
filed 2004-12-27
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

Commission file number 000-50891

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0432760 (I.R.S. Employer Identification Number)

222 South Riverside Plaza Chicago, Illinois	60606

(Address of principal executive office)	(Zip Code)

(888) 782-4672
(Registrant’s telephone number including area code)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐ No ☒

As of December 23, 2004 there were 14,680,688 shares of common stock, $0.01 par value, outstanding and 26,316 shares of Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

     Note that the financial statements covered in this report represent the results of operations and financial condition of Specialty Underwriters’ Alliance, Inc. and its newly acquired subsidiary, Potomac Insurance Company of Illinois, prior to the consummation of Specialty Underwriters’ Alliance, Inc.’s initial public offering and the acquisition of Potomac Insurance Company of Illinois, which occurred on November 23, 2004. Due to the timing of the offering and the acquisition transactions, we do not believe that the results of operations discussion set forth in this document are necessarily indicative of our future operating results as a publicly-held company. The information provided only reflects the operations of each of the companies for the three and nine-month periods ended September 30, 2004 and 2003, and has no relationship to the Company operations on a going forward basis.

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

     A. Financial Statements of Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Balance Sheets
As of September 30, 2004 (Unaudited) and as of December 31, 2003

	September 30,	December 31,
	2004	2003
Assets
Cash	$253,170	$199,909
Prepaid expenses	—	9,643
Deferred charges	1,160,043	4,730,372
Capitalized software	465,516	—
Acquisition deposit	1,000,000	—

Total assets	$2,878,729	$4,939,924

Liabilities and Shareholder’s Equity
Liabilities
Short-term debt	$3,900,000	$700,000
Accounts payable	4,944,822	19,636
Accrued interest	166,660	2,655
Stock warrants	3,996,000	4,795,200

Total liabilities	13,007,482	5,517,491

Shareholder’s equity
Common stock and additional paid in capital, $0.01 par value; 10,000,000 shares authorized, 10 shares issued and outstanding	10	10
Less: Stock subscription receivable	(10)	(10)
Accumulated deficit	(10,128,753)	$(577,567)

Total shareholder’s equity	(10,128,753)	(577,567)

Total liabilities and shareholder’s equity	$2,878,729	$4,939,924

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Operations (Unaudited)
From July 1, 2004 to September 30, 2004

Three months ended
September 30, 2004
Revenues	$—

Expenses
Service company fees	2,168,343
Legal expenses	89,570
Consulting fees	413,313
Financing expenses	(702,920)
Miscellaneous expenses	140,488

Total expenses	2,108,794

Loss before income taxes	(2,108,794)
Income taxes	—

Net loss	$(2,108,794)

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Operations (Unaudited)
From January 1, 2004 to September 30, 2004

Nine months ended
September 30, 2004
Revenues	$—

Expenses
Service company fees	2,506,590
Legal expenses	571,732
Consulting fees	2,205,375
Financing expenses	4,044,037
Miscellaneous expenses	223,452

Total expenses	9,551,186

Loss before income taxes	(9,551,186)
Income taxes	—

Net loss	$(9,551,186)

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Changes in Shareholder’s Equity (Unaudited)
From January 1, 2004 to September 30, 2004 and from July 1, 2004 to September
30, 2004

	Common
	stock and
	additional	Stock
	paid in	subscription	Accumulated
	capital	receivable	deficit	Total
Balance at December 31, 2003	$10	$(10)	$(577,567)	$(577,567)
Net loss	—	—	(9,551,186)	(9,551,186)

Balance at September 30, 2004	$10	$(10)	$(10,128,753)	$(10,128,753)

	Common
	stock and
	additional	Stock
	paid in	subscription	Accumulated
	capital	receivable	deficit	Total
Balance at June 30, 2004	$10	$(10)	$(8,019,959)	$(8,019,959)
Net loss	—	—	(2,108,794)	(2,108,794)

Balance at September 30, 2004	$10	$(10)	$(10,128,753)	$(10,128,753)

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Cash Flows (Unaudited)
From January 1, 2004 to September 30, 2004

Nine months ended
September 30,
2004
Cash flows from operating activities
Net loss	$(9,551,186)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash gain on warrant exchange	(799,200)
Change in prepaid expenses	9,643
Change in deferred charges	3,570,329
Change in accounts payable	4,925,186
Change in capitalized software	(465,516)
Change in accrued interest	164,005

Net cash used in operating activities	(2,146,739)

Cash flows from financing activities
Proceeds from short-term borrowings	3,200,000

Net cash provided by financing activities	3,200,000

Cash flows from investment activities
Acquisition deposit	(1,000,000)

Net cash used in investment activities	(1,000,000)

Increase in cash	53,261
Cash
At beginning of period	199,909

At end of period	$253,170

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Notes to Financial Statements
From January 1, 2004 to September 30, 2004 and
from April 3, 2003 (Date of Inception) to December 31, 2003

     Specialty Underwriters’ Alliance, Inc. completed an initial public offering of its common stock on November 23, 2004 concurrently with the consummation of the acquisition of Potomac Insurance Company of Illinois. The financial statements covered in this report represent the results of operations and financial condition of the Company prior to the offering and acquisition.

1.	Organization and Significant Accounting Policies

Organization

UAI Holdings, Inc., a Delaware holding company, was organized on April 3, 2003. There was no financial activity between the organization date and the initial funding date of December 12, 2003, therefore no comparative financial statements for the period ended September 30, 2003 are presented herein. On November 5, 2003, UAI Holdings, Inc. changed its name to Specialty Underwriters’ Alliance, Inc. (the “Company”). The Company intends to provide specialty program commercial property and casualty insurance through wholly owned subsidiaries it intends to acquire. Management plans to raise additional capital through an initial public offering of common stock (the “IPO”).

Through September 30, 2004, the Company had incurred costs related to its planned IPO and initial start-up costs to commence insurance operations. The Company has not underwritten any insurance business. See subsequent event footnote 8.

Basis of Accounting

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. The interim financial statements may not be indicative of financial results for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. The valuation of stock warrants include significant estimates and assumptions.

Cash

Cash consists of a demand deposit account and is restricted under the terms of senior and subordinated loan agreements to paying the interim expenses and interest payments of the Company.

Deferred Charges

Deferred charges consist of deferred stock issuance costs, primarily legal and accounting fees, and deferred financing costs, associated with stock warrants issued to lenders. Deferred financing costs are amortized over the original term of the debt using the interest method. Deferred stock issuance costs will reduce the proceeds of the planned IPO.

Capitalized Software

Capitalized costs are related to computer software that has been developed for internal use. These costs generally consist of software and licensing costs. The amortization period for capitalized costs is 3 years.

2.	Short-Term Borrowings

On December 12, 2003, the Company entered into a short-term senior loan agreement with Friedman, Billings, Ramsey Group, Inc. (‘FBR’), an affiliate of Friedman, Billings, Ramsey & Co., Inc., the underwriter for the Company’s planned IPO. FBR agreed to provide up to $1,250,000 of term loans, at an interest rate of 12% per year. All outstanding principal and interest will become due and payable upon the earlier of closing of the Company’s planned IPO or March 31, 2004, at which time FBR’s commitment to provide additional term loans under the short-term subordinated loan agreement will terminate. If payment is caused by the closing of the Company’s planned IPO, payment will be made in shares based upon the IPO price (assuming no underwriting fees).

On December 12, 2003, the Company also entered into a short-term subordinated loan agreement with four members of senior management of the Company (the “Subordinated Lenders”). The Subordinated Lenders agreed to provide up to $350,000 in term loans, at an interest rate of 12% per year. All outstanding principal and interest will become due and payable upon the earlier of closing of the Company’s planned IPO or June 30, 2004, at which time the Subordinated Lenders’ commitment to provide additional term loans under the short-term subordinated loan agreement will terminate. If payment is caused by the closing of the Company’s planned IPO, payment will be made in shares based upon the IPO price (assuming no underwriting fees).

The Company also entered into an intercreditor and subordination agreement with FBR, as senior lender, and the Subordinated Lenders. Pursuant to the intercreditor and subordination agreement, any security interest granted pursuant to the short-term senior loan agreement in any collateral will have priority over any security interest in such collateral pursuant to the short-term subordinated loan agreement.

On March 26, 2004, the Company amended its short-term senior loan agreement with FBR. FBR agreed to increase its term loan amount to $1,500,000 and to extend the maturity date to the earlier of the closing of the Company’s planned IPO or June 30, 2004, at which time FBR’s commitment to provide additional term loans under the loan agreement will terminate. On June 30, 2004, the maturity date was further extended to the earlier of the closing of the Company’s IPO or October 31, 2004. An additional $50,000 was advanced by a senior member of management on June 23, 2004.

On July 23, 2004, the Company entered into an amended and restated short-term senior loan agreement with FBR and Standard American Insurance Limited (“SAIL” and, together with FBR, the “Senior Lenders”). FBR agreed to provide an additional $500,000 of term loans and SAIL agreed to provide up to $1,450,000 both at an interest rate of 12% per year. All outstanding principal and interest will become due and payable upon the earlier of the closing of the Company’s IPO or October 31, 2004, at which time the Senior Lenders’ commitment to provide additional term loans under the senior loan agreement will terminate. If payment is caused by the Company’s planned IPO, payment to FBR will be made in shares based upon the IPO price (assuming no underwriting fees).

On July 23, 2004, the Company also entered into an amended and restated short-term subordinated loan agreement with four members of senior management of the Company (the “Subordinated Lenders”). The agreement was amended and restated to reflect an advance previously made by a member of senior management of $50,000 and an additional commitment of $50,000, at an interest rate of 12% per year. All outstanding principal and interest will become due and payable upon the earlier of the closing of the Company’s IPO or October 31, 2004, at which time the Subordinated Lenders’ commitment to provide additional term loans under the loan agreement will terminate. If payment is caused by the Company’s planned IPO, payment will be made in shares based upon the IPO price (assuming no underwriting fees).

At September 30, 2004, the outstanding principal balance was $3,450,000 and $450,000 for the senior and subordinated loans, respectively. See subsequent event footnote 8.

3.	Stock Warrants

In connection with the short-term senior and subordinated loan agreements, the Company issued warrants to FBR and the Subordinated Lenders, respectively, to purchase for $0.01 per share, the number of shares of common stock of the Company that would be purchasable in the planned IPO for $3,750,000 and $1,050,000, respectively, assuming no underwriting commissions, placement agent fees or similar fees. The warrants will be automatically exercised on the date of closing of the IPO.

A liability for the fair value of the warrants was accrued at the grant date, offset by a related deferred charge for debt issue costs. The Company has valued the warrants at their estimated intrinsic value if the planned IPO is successful because of the inherent subjectivity in estimating the fair value of the warrants at the date of grant.

In connection with the amended and restated short-term senior and subordinated loan agreements, the Company issued warrants to FBR, SAIL and the Subordinated Lenders, respectively, to purchase for $.01 per share, the number of shares that would be purchasable in the planned IPO for $4,000,000, $2,900,000 and $900,000, respectively, assuming no underwriting commissions, placement agent fees or similar fees. The warrants will be automatically exercised on the date of the closing of the IPO.

On August 31, 2004, the Company entered into a Warrant Exchange Agreement with FBR and the Subordinated Lenders. FBR surrendered its existing warrants in exchange for the number of shares that would be purchasable in the IPO for $4,500,000, for a price per share at which such shares are sold to the public, minus all underwriting discounts and commissions. In consideration of the additional $500,000 provided by FBR, the Company issued warrants to FBR for the number of shares that would be purchasable in the IPO for $1,000,000, at $0.01 per share. The Subordinated Lenders surrendered their existing warrants in exchange for the number of shares that would be purchasable in the IPO for $1,200,000 for a price per share at which such shares are sold to the public, minus all underwriting discounts and commissions. In consideration of the additional $50,000 provided by a senior member of management, the Company issued warrants for the number of shares that would be purchasable in the IPO for $100,000, at $0.01 per share.

In connection with the warrants issued as a result of the new loans under the amended and restated short term senior and subordinated loan agreements and the warrant exchange agreement, the company recorded a reduction in warrant liability and financing expenses of $799,200.

See subsequent event footnote 8.

4.	Capital

Common Stock

The Company is authorized to issue and have outstanding at any one time 75,000,000 shares of $0.01 par value common stock. At September 30, the Company had 10 shares of common stock issued and outstanding, with a related subscription receivable for $10.

Class B Convertible Common Stock

The Company is authorized to issue and have outstanding at any one time 2,000,000 shares of $0.01 par value class B convertible common stock. At September 30, 2004, the Company had no shares of class B convertible common stock issued or outstanding.

Preferred Stock

The Company is authorized to issue and have outstanding at any one time 1,000,000 shares of $0.01 par value preferred stock. At September 30, 2004, the Company had no shares of preferred stock issued or outstanding.

5.	Income Taxes

At September 30, 2004, the Company had $6,132,753 of accumulated start-up and organization expenditures that will be deductible over a period of 60 months once operations commence, resulting in a deferred tax asset of $2,085,136. The Company has recorded a full valuation allowance against this deferred tax asset.

6.	Contingencies and Commitments

On June 24, 2004, the agreement with MMC Securities Corp. (“MMCSC”) requiring a $1 million success fee related to their consulting and advisory services in connection with the organization of the Company was amended to pay the success fee at the earlier of (i) June 30, 2004 or (ii) the closing of the IPO. Payment terms are 60 days.

On September 7, 2004, the MMCSC agreement was amended to require the company to pay the $1 million success fee in cash at the earlier of (i) November 30, 2004 or (ii) the closing of the IPO. See Subsequent Event Footnote 8.

Under its amended contract, the Company has committed to pay Syndicated Services Company (“SSC”), its service company, monthly payments of approximately $0.7 million for the months of July 2004 through December 2004 for the implementation of the Company’s rating, policy administration, claims and billings and collections systems as well as the approvals of the Company’s regulatory filings. In addition, the Company has committed to pay SSC monthly payments of approximately $0.7 million until December 2005 for the administration of the Company’s policy processing and renewals.

7.	Acquisition

On March 22, 2004, the Company entered into a stock purchase agreement to acquire all of the outstanding shares of Potomac Insurance Company of Illinois (“Potomac”), from OneBeacon Insurance Company.

Potomac is licensed to conduct insurance business in 41 states and the District of Columbia. Under the terms of the stock purchase agreement, the Company will acquire all of the issued and outstanding stock of Potomac for Potomac’s statutory capital and surplus plus $250,000 per license, payable in cash.

The acquisition will occur simultaneously with, and the Company’s obligation and the sellers’ obligation to close the acquisition will be conditioned upon, the closing of the planned IPO. After the closing, Potomac will become a wholly owned subsidiary of the Company.

The Company has paid OneBeacon a $1,000,000 non-refundable deposit, which on closing of the acquisition will be credited to the remaining balance due to OneBeacon by the Company.

8.	Subsequent Events

On November 11, 2004, the Company entered into a first amendment to the amended and restated short-term loan agreement. The agreement was amended to extend the maturity date to December 15, 2004, to relinquish the warrants granted in connection with the loan made by the Senior Lenders and to provide that if payment is caused be the Company’s planned IPO, payments to each of FBR and SAIL will be made in shares based upon the IPO price (assuming no underwriting fees). At such time, the Company also entered into a first amendment to the amended and restated short-term subordinated loan agreement. The agreement was amended to extend the maturity date to December 15, 2004 and to relinquish the warrants granted in connection with the loan made by the Subordinated Lenders.

On November 17, 2004, MMCSC waived its right to receive the $1,000,000 success fee related to MMCSC’s services described in Note 6.

The above transactions will result in a non-recurring gain in the fourth quarter of 2004 of $5.0 million.

On November 17, 2004 the Company completed its IPO by selling 12.7 million shares for $9.50 per share ($8.835 per share after underwriting discounts) for proceeds before expenses of $112.2 million. Concurrent with the IPO, the Company sold to FBR in a private placement 1.0 million shares for $8.835 per share for proceeds before expenses of $8.8 million. Further, concurrent with the IPO, the Company sold to its executive officers 90,549 shares at $8.835 per share for an aggregate purchase price $.8 million. Also, concurrent with the IPO, the company sold 26,316 shares of Class B common shares to its partner agents at $9.50 per share for $.3 million. Total offering expenses are estimated to be approximately $2.3 million.

Upon closing of the above transactions, on November 23, 2004, the Company acquired all the outstanding shares of Potomac for $21.8 million consisting of statutory capital and surplus $11.3 million and $10.5 million for its licenses, less the acquisition deposit of $1.0 million.

The underwriters exercised their over-allotment option on December 17, 2004, resulting in 422,000 additional shares being sold for $9.50 per share ($8.835 per share after underwriting discounts) for proceeds before expenses of $3.7 million, which the Company intends to use for general corporate purposes.

     B. Financial Statements of Potomac

Potomac Insurance Company Of Illinois
Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollars in thousands, except share amounts)	2004	2003
Assets
Fixed maturity investments, at fair value (amortized cost: $31,442 and $36,111)	$32,153	$37,093
Short-term investments, at amortized cost (which approximates fair value)	8,999	12,020

Total investments	41,152	49,113
Cash and cash equivalents	4,803	10,307
Insurance premiums receivable		2,119
Reinsurance recoverable on paid and unpaid losses from OneBeacon (Note 5)	111,181	139,278
Deferred acquisition costs	—	674
Investment income accrued	304	675
Other assets	1,387	2,189

Total assets	$158,827	$204,355

Liabilities
Loss and loss adjustment expense reserves	$111,181	$154,287
Unearned insurance premiums	68	4,835
Accounts payable and other liabilities	4,495	2,728

Total liabilities	115,744	161,850

Contingencies (Note 6)
Stockholder’s equity
Common stock at $14 par value per share - authorized 800,000 shares; issued and outstanding 300,000 shares	4,200	4,200
Paid-in capital	36,163	36,163
Retained earnings	2,258	1,504
Accumulated other comprehensive income, net of tax	462	638

Total common stockholder’s equity	43,083	42,505
Total liabilities and stockholder’s equity	$158,827	$204,355

The accompanying notes are an integral part of these financial statements

Potomac Insurance Company Of Illinois
Statements Of Income And Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Earned insurance premiums	$—	$2,487	$—	$7,601
Net investment income	426	514	1,218	1,612
Net realized gains (losses)	43	(434)	(59)	(466)
Other revenue	1	219	1	219

Total revenues	470	2,786	1,160	8,966

Expenses:
Loss and loss adjustment expenses	—	1,926	—	5,341
Insurance acquisition expenses	—	584	—	1,249
General and administrative expenses	—	63	—	840
Accretion of loss and loss adjustment expenses to fair value	—	51	—	193

Total expenses	—	2,624	—	7,623

Pretax income	470	162	1,160	1,343
Federal income tax expense	(164)	(57)	(406)	(470)

Net income	306	105	754	873

Net change in unrealized gains and losses for investments held, after tax	240	(430)	(214)	(42)
Recognition of unrealized gains and losses for investments sold, after tax	(28)	282	38	303

Comprehensive net income	$518	$(43)	$578	$1,134

The accompanying notes are an integral part of these financial statements.

Potomac Insurance Company Of Illinois
Statements Of Stockholder’s Equity
(Unaudited)

					Accumulated
					other
					comprehensive
	Stockholder’s	Common	Paid-in	Retained	income,
(in thousands)	equity	stock	capital	Earnings	net of tax
Balances at January 1, 2003	$41,171	$4,200	$36,163	$145	$663

Net income	873	—	—	873	—
Net change in unrealized gains, net of tax	261	—	—	—	261

Balances at September 30, 2003	$42,305	$4,200	$36,163	$1,018	$924

					Accumulated
					other
					comprehensive
	Stockholder’s	Common	Paid-in	Retained	income,
(in thousands)	equity	stock	capital	earnings	net of tax
Balances at January 1, 2004	$42,505	$4,200	$36,163	$1,504	$638

Net income	754	—	—	754	—
Net change in unrealized gains, net of tax	(176)	—	—	—	(176)

Balances at September 30, 2004	$43,083	$4,200	$36,163	$2,258	$462

The accompanying notes are an integral part of these financial statements.

Potomac Insurance Company Of Illinois
Statements Of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2004	2003
Cash flows from operations:
Net income	$754	$873
Charges (credits) to reconcile net income to cash flows from operations:
Federal income tax expense	406	470
Net realized losses	59	466
Net change in:
Reinsurance recoverable on paid and unpaid losses	28,097	25,743
Loss and loss adjustment expense reserves	(43,106)	(28,404)
Unearned insurance premiums	(4,767)	(1,382)
Deferred acquisition costs	674	(19)
Payable to affiliates	4,428	262
Other, net	239	147
Net cash flows used for operations	(13,216)	(1,844)

Cash flows from investing activities:
Net decrease (increase) in short-term investments	3,021	(9,273)
Sales of fixed maturity investments	15,031	261,712
Redemptions, calls and maturities of fixed maturity investments	13,831	52,344
Purchases of fixed maturity investments	(24,171)	(323,350)
Unsettled net investment purchases (sales)	—	358
Net cash flows provided by (used for) investing activities	7,712	(18,209)

Cash flows provided by financing activities	—	—

Net decrease in cash and cash equivalents during period	(5,504)	(20,053)
Cash and cash equivalent balances at beginning of period	10,307	33,673
Cash and cash equivalent balances at end of period	$4,803	$13,620

The accompanying notes are an integral part of these financial statements.

Potomac Insurance Company Of Illinois
Notes to Financial Statements

NOTE 1  -  NATURE OF OPERATIONS

Potomac Insurance Company of Illinois (“Potomac”) was incorporated in 1981 and is principally engaged in property and casualty insurance operations. Potomac is domiciled in Illinois and is licensed in 41 states and the District of Columbia at September 30, 2004.

Potomac is a wholly-owned subsidiary of OneBeacon Insurance Company (“OneBeacon”). On June 1, 2001, White Mountains Insurance Group, Ltd. (“White Mountains”), the ultimate parent company, acquired OneBeacon Insurance Group LLC (“OneBeacon Group”) which owns OneBeacon.

Through December 31, 2003, Potomac was a participant in the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement (the “Pool”). Under this agreement Potomac ceded all of its insurance assets, liabilities, revenues and expenses into a pool (the “Pool”) and assumed a 0.5% share of the Pool’s assets and liabilities. As of January 1, 2004, Potomac ceased its participation in the Pool and entered into a transfer and assumption agreement whereby it transferred all of its direct insurance business written to OneBeacon. The cessation of the Pool has significantly affected the comparability of the financial statement information presented herein.

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Potomac have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

The financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of Potomac. These interim financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The acquisition of Potomac on June 1, 2001 was accounted for by the purchase method of accounting and, therefore, the identifiable assets and liabilities acquired were recorded at their fair values on June 1, 2001. The process of determining the fair value of such assets and liabilities acquired, as required under purchase accounting, was undertaken as follows: (i) the purchase price of Potomac was preliminarily allocated to the acquired assets and liabilities, based on their respective estimated fair values at June 1, 2001; (ii) the excess of acquired net assets over the purchase price was used to reduce the estimated fair values of all non-current, non-

financial assets acquired to zero; and (iii) the remaining excess of the estimated fair value of net assets over the purchase price was recorded as a deferred credit.

In accordance with the purchase method of accounting, on June 1, 2001, White Mountains increased the net assets of Potomac by $770 ($499 after tax) representing adjustments to reflect the estimated fair value of Potomac’s assets and liabilities assumed. This increase was primarily comprised of a pretax adjustment of $1,500 ($975 after tax) resulting from fair value adjustments made to Potomac’s loss and loss adjustment expense reserves and related reinsurance recoverables, offset by a pretax adjustment of $730 ($476 after tax) resulting from write-offs of Potomac’s non-current, non-financial assets. Potomac’s resulting deferred credit relating to White Mountains’ acquisition of Potomac totaled $3,410 at June 1, 2001. Upon the adoption of Statement of Financial Accounting Standards No. 141, Potomac recognized its remaining unamortized deferred credit balance of $3,126 as a cumulative effect of a change in accounting principle on January 1, 2001. Each of these adjustments was pushed-down to Potomac’s books at June 1, 2001.

Cash and Investments

Cash and cash equivalents include cash on hand, money market funds and investments with remaining maturities of three months or less, as determined on the date of purchase. Short-term investments consist of investments with remaining maturities of more than three months but less than one year, as determined on the date of purchase.

Fixed maturity investments are designated as available-for-sale. Available-for-sale securities are reported at estimated fair value, with changes in fair value reflected in other comprehensive income net of applicable federal income taxes. Estimated fair values are based on quoted values. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Investment losses that are other-than-temporary are recognized in earnings.

Investment income is recorded when earned. Realized investment gains and losses are recognized using the weighted average method.

Earned and Unearned Insurance Premiums

Premiums are recognized as revenue over the coverage period of policies written on a daily pro rata basis. Unearned insurance premiums represent the portion of premiums written relating to the remaining term of each policy.

As of January 1, 2004, Potomac ceased participating in the Pool and transferred its allowances for uncollectible earned premiums to OneBeacon. As of December 31, 2003, Potomac had established allowances for uncollectible earned premiums of $115. For the three and nine months ended September 30, 2003, Potomac incurred $26 and $48 in write-offs, respectively, relating to uncollectible earned premiums.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring new business that vary with and are primarily related to the production of new business are generally deferred. Deferred policy acquisition costs are amortized over the coverage period of the related insurance policies. Balances of deferred policy acquisition costs are regularly evaluated for recoverability and amounts not expected to be recoverable are expensed. As of January 1, 2004 with its withdrawal from the Pool, Potomac transferred its deferred acquisition costs to OneBeacon.

Loss and Loss Adjustment Expenses

Liabilities for loss and loss adjustment expenses (“LAE”) are comprised of case basis estimates for claims and claim expenses reported prior to period-end and estimates of incurred but not reported (“IBNR”) losses and loss expenses, net of estimated salvage and subrogation recoverable. These estimates are recorded gross of reinsurance and are continually reviewed and updated with any resulting adjustments reflected in current operating results. Potomac discounts certain of its net long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. Potomac discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7% at December 31, 2003). As of September 30, 2004 and December 31, 2003, the discount on Potomac’s net workers compensation loss and LAE reserves amounted to $0 and $190, respectively.

Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Potomac’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate Potomac’s own experience, and can be especially useful for estimating costs of new business.

Reinsurance

All of Potomac’s reinsurance recoverables are due from OneBeacon. See Note 5. Amounts recoverable from OneBeacon are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of Potomac’s reinsurance recoverables is subject to the solvency of OneBeacon.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to OneBeacon are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded to OneBeacon have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

New York Assigned Risk Market

The Pool writes voluntary personal automobile insurance in the State of New York. As a condition to its license to write automobile business within that state, the Pool is obligated by statute to accept future assignments from the New York Automobile Insurance Plan (“NYAIP”), a residual insurance market that obtains personal automobile insurance for those individuals who cannot otherwise obtain it in the voluntary insurance market. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based, in general, on its proportion of the total voluntary writings in New York two years prior. Therefore, by voluntarily writing automobile policies in New York, an insurer has an obligation under New York State insurance laws to provide insurance two years later to individuals assigned to it from the NYAIP. Alternatively, an insurance company can contractually satisfy its NYAIP obligation by either transferring its NYAIP assignments to another insurance company or by utilizing various credits offered by New York to those insurers who voluntarily write policies for individuals in the NYAIP. As of September 30, 2004 and December 31, 2003, Potomac’s net reserves for NYAIP assignments was $0 and $175, respectively.

Federal Income Taxes

Potomac is included in the consolidated U.S. tax return of Fund American Enterprises Holdings, Inc. (“Fund American”). Under a written tax sharing arrangement with Fund American, Potomac is allocated tax based upon the liability of the group if it had filed its return on a stand-alone basis. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the period.

Deferred income tax assets and liabilities are recognized based on temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. Potomac’s income tax provision for the periods presented did not differ from the expected income tax rate of 35% as Potomac did not have any significant items requiring differing treatment for financial and income tax purposes.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on Potomac.

NOTE 3 - INVESTMENTS

The cost or amortized cost and estimated fair values of fixed maturities were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
September 30, 2004	Cost	Gains	Losses	Value
U.S. government obligations	10,039	430	—	10,469
Corporate obligations	15,411	299	(60)	15,650
Foreign government obligations	3,498	82	—	3,580
Asset-backed securities	2,494	—	(40)	2,454

Total fixed maturities	31,442	811	(100)	32,153

December 31, 2003
U.S. government obligations	$19,577	$685	$(48)	$20,214
Corporate obligations	14,203	335	—	14,538
Asset-backed securities	2,331	10	—	2,341

Total fixed maturities	$36,111	$1,030	$(48)	$37,093

Information relating to Potomac’s investments for the three and nine months ended September 30 is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds from voluntary sales	7,842	127,602	15,031	261,712
Gross realized gains	43	79	144	793
Gross realized losses	—	(513)	(203)	(1,259)

Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income but do reduce comprehensive net income and shareholder’s equity. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses.

Potomac’s methodology of assessing other-than-temporary impairment charges on its investments is based on security-specific facts, circumstances and intentions as of the balance sheet date. Potomac did not record and other-than-temporary impairment charges for the three and nine months ended September 30, 2004 and 2003.

The components of net investment income for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Fixed maturities	440	562	1,268	1,668
Short-term investments	22	20	39	98
Other investment income	—	9	11	23

Gross investment income	462	591	1,318	1,789
Less: investment expenses	(36)	(77)	(100)	(177)

Net investment income	426	514	1,218	1,612

Potomac participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. Potomac receives a fee from the borrower in return for the use of its assets. The program initially requires collateral equal to 102% of the fair value of the loaned securities, which is held by a third party. The fair value of the collateral is evaluated daily and, in the event it falls below 100% of the fair value of the loaned securities, Potomac has the right to demand that it be immediately increased to an amount equal to 102% of the fair value of the loaned securities. All securities loaned can be redeemed on short notice. The total market value of Potomac’s securities on loan at September 30, 2004 was $5,412 with corresponding collateral of $5,537.

NOTE 4 – UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

Loss and LAE reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Potomac establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net loss and LAE reserves represent gross loss and LAE reserves reduced by reinsurance recoverable on unpaid losses. Potomac’s Loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends. Potomac believes that its reserves are reasonably stated; however, since the process of estimating Loss and LAE reserves involves a considerable degree of judgment by management, ultimate loss and LAE for past accident years may deviate, perhaps materially, from the amounts currently reflected.

Changes in the liability for unpaid losses and LAE for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Beginning of period:
Gross	115,771	175,163	$154,287	$193,672
Less reinsurance recoverables	(115,771)	(157,760)	(139,009)	(174,463)

Net	—	17,403	15,278	19,209

Incurred losses and LAE relating to:
Current year	—	1,472	—	4,893
Prior years	—	454	—	448

Total incurred losses and LAE	—	1,926	—	5,341

Accretion of loss and LAE reserves to fair value	—	51	—	193
Transfer of loss and LAE reserves to OneBeacon	—	—	(15,278)	—
Paid losses and LAE related to:
Current year	—	892	—	2,207
Prior years	—	2,138	—	6,186

Total paid losses and LAE	—	3,030	—	8,393

End of period:
Net	—	16,350	—	16,350
Plus reinsurance recoverables	111,181	148,918	111,181	148,918

Gross	111,181	165,268	111,181	165,268

The net unfavorable development on prior year loss and LAE reserves in the third quarter of 2003 primarily related to construction defect claims as part of the review of all claims recalled from a third party administrator.

In connection with purchase accounting for Potomac, White Mountains was required to adjust the fair value of Potomac’s loss and LAE reserves and the related reinsurance recoverables by $3,234 and $1,734, respectively, on Potomac’s balance sheet at June 1, 2001. Through December 31, 2003, this reduction to net loss and LAE reserves was being accreted through an income statement charge over the period that the claims were expected to be settled. As a result, Potomac recognized $193 of accretion to loss and LAE reserves during the nine months ended September 30, 2003. In connection with Potomac’s transfer and assumption agreement, all loss and LAE reserves and related reinsurance recoverables on which the fair value adjustment was recorded were transferred to OneBeacon as of January 1, 2004.

In connection with the de-pooling on January 1, 2004, Potomac ceded to OBIC net loss and LAE reserves of $15,278, unearned insurance premiums of $4,097, other net insurance related liabilities of $77 and short-term investments of $19,298.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2003, Potomac ceased its participation in the Pool and entered into a transfer and assumption agreement whereby it transferred all of its direct insurance business written to

OneBeacon. As a result, Potomac no longer has any insurance assets or liabilities on a net basis and will not share in any favorable or unfavorable development of prior year losses recorded by the Pool after January 1, 2004 unless OneBeacon fails to perform under the transfer and assumption agreement as a result of insolvency.

Potomac recorded a payable from OneBeacon in the amount of $4,453 at September 30, 2004 which represents a net settlement with OneBeacon resulting from its cessation from the Pool.

Potomac has a service contract with White Mountains Advisors LLC (“Advisors”), a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provides investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services are based on a fixed fee applied to the month-end market values of the investments being managed. During the three and nine months ended September 30, 2004, Potomac incurred a total of $31 and $95 of fees and expenses, respectively, with Advisors for services provided. During the three and nine months ended September 30, 2003, Potomac incurred a total of $46 and $146 of fees and expenses, respectively, with Advisors for services provided. Potomac believes that the fees and expenses being charged by Advisors are reasonable and that such amounts do not differ materially from the amounts that Potomac would expect to pay to an unaffiliated entity for such services.

NOTE 6 - CONTINGENCIES

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position 97-3, “Accounting by Insurance and Other enterprises for Insurance-Related Assessments” (“SOP 97-3”), Potomac records guaranty fund assessments when the loss is probable and the assessment amount can be reasonably estimated. At September 30, 2004 and December 31, 2003, Potomac recorded $0 and $119 for such assessments, respectively.

Potomac is involved in litigation incurred in the normal settlement of claims liabilities. In the opinion of management, provision has been made in the financial statements for estimated losses that may result.

NOTE 7 – SUBSEQUENT EVENT

On November 23, 2004, OneBeacon sold Potomac to Specialty Underwriters’ Alliance, Inc. for $21,752 in cash.

     C. Pro Forma Financial Statements

SUMMARY UNAUDITED PRO FORMA FINANCIAL INFORMATION
(DOLLARS IN THOUSANDS)

You should read the summary pro forma financial information set forth below in conjunction with the financial statements and related notes.

The following unaudited pro forma financial information assumes our initial public offering (IPO) was completed and the net proceeds were applied, including the purchase of Potomac, as if these actions had occurred as of September 30, 2004 with respect to the pro forma balance sheet and as of January 1, 2003 with respect to the pro forma statement of operations for the period ended December 31, 2003 and for the nine months ended September 30, 2004.

UNAUDITED PRO FORMA BALANCE SHEET

	At September 30, 2004
		Specialty
	Potomac Historical	Underwriters’			Offering	Purchase of Potomac by SUA
in thousands	Predecessor (a)	Alliance (b)			Proceeds	(h)	Pro forma
Assets
Fixed maturity securities, at fair value	$32,153	$—			$—	$(32,153)	$—
Cash and short-term investments	13,802	253	(c	)	123,628
			(f	)	250
			(g	)	800	(23,552)	115,181
Reinsurance recoverable on paid and unpaid losses and unearned premiums	111,249						111,249
Other assets	1,623	1,465				(2,623)	465
Deferred charges		1,160	(c	)	(1,160)		—
Intangible assets						10,750	10,750

Total Assets	$158,827	$2,878			$123,518	$(47,578)	$237,645

		$—
Liabilities and shareholders’ equity
Loss and loss adjustment expense reserves	$111,181				$—	$—	$111,181
Unearned insurance premiums	68						68
Short-term debt		3,900	(d	)	(3,900)		—
Accounts payable and other liabilities	4,495	4,945				(4,495)	4,945
Accrued interest		166	(d	)	(166)		—
Stock warrants		3,996	(e	)	(3,996)		—

Total liabilities	115,744	13,007			(8,062)	$(4,495)	116,194

Common shares	4,200	—	(c	)	141
			(d	)	5
			(g	)	1	(4,200)	147
Class B common shares			(f	)	—		—
Additional paid-in capital	36,163	—	(c	)	122,327
			(d	)	4,061
			(f	)	250
			(g	)	799	(36,163)	127,437
Retained earnings	2,258					(2,258)	—
Accumulated deficit		(10,129)	(e	)	3,996		(6,133)
Accumulated other comprehensive income	462					(462)	—

Total shareholders’ equity	43,083	(10,129)			131,580	(43,083)	121,451

Total liabilities and shareholders’ equity	$158,827	$2,878			$123,518	$(47,578)	$237,645

Footnotes following on next page

(a)	Amounts reflecting the unaudited balance sheet of Potomac at September 30, 2004.

(b)	Amounts reflecting the unaudited balance sheet of Specialty Underwriters’ Alliance, Inc. at September 30, 2004.

(c)	Reflects the proceeds of our IPO, after the exercise of the over-allotment, and the concurrent private placement of $123.6 million based on (1) 13.1 million shares at the estimated offering price of $9.50 per share, less the initial purchaser’s discount/placement fee of $8.7 million and (2) 1 million shares offered in the concurrent private placement at the initial public offering price of $9.50 per share, less an amount equal to underwriting discounts and commissions of $0.7 million, and other estimated offering costs of $2.3 million, including $1.2 million of deferred offering costs recorded at September 30, 2004.

(d)	Upon completion of our IPO, short term-debt and accrued interest was due and payable to FBR, SAIL and to certain executive officers upon completion of the offering in stock at the offering price less the underwriting discounts and commissions.

(e)	As of September 30, 2004, warrants for shares valued at $4.0 million with a strike price of $0.01 per share were held by FBR, SAIL and one executive officer in conjunction with the short-term debt. Subsequent to September 30, 2004 these warrants were canceled, resulting in a $4.0 million gain. This gain is not included in the pro forma summary of operations because it is non-recurring.

(f)	Concurrent with the completion of our IPO 26,316 shares of Class B common shares with a par value of $0.01 per share were issued to partner agents in exchange for $250,000 in cash.

(g)	Concurrent with the completion our IPO, our executive officers purchased 90,549 shares at a purchase price of $8.835 per share for an aggregate price of $0.8 million.

(h)	Prior to the completion of the acquisition, OneBeacon liquidated all of Potomac’s assets other than cash and certain investments backing statutory capital and surplus, and settled or assumed all Potomac’s remaining non-insurance liabilities. In addition, Potomac made a distribution to OneBeacon prior to closing which reduced its statutory capital and surplus to $11.3 million. $21.1 million of the proceeds of the IPO were used to purchase the outstanding shares of Potomac from OneBeacon. The purchase price consisted of $11.3 million of statutory capital and surplus and $10.5 million for 42 licenses at $250,000 each, less a deposit of $1.0 million, plus transaction costs. The $23.6 million reduction in cash and short-term investments in the pro forma balance sheet consists of the $21.1 million paid to OneBeacon at the closing of the acquisition and the $2.5 million reduction in cash and short-term investments from $13.8 million at September 30, 2004 to $11.3 million at closing. The cost of insurance licenses is an indefinite life intangible asset because they will remain in effect indefinitely as long as Potomac complies with relevant state insurance regulations. This intangible asset will not be amortized, but will be evaluated for impairment at least annually or upon the occurrence of certain triggering events. Additionally, the pro forma liabilities include Potomac’s direct loss and loss adjustment expense reserves of $111.2 million and the direct unearned insurance premiums of $0.1 million. Pro forma assets include an offsetting $111.3 million of reinsurance recoverables due from OneBeacon.

We caution you that the pro forma statement of operations information presented is neither comparable with nor representative of the results that we expect to achieve as an operating company after the IPO. The existing in-force insurance obligations of Potomac have been reinsured to OneBeacon prior to closing the acquisition of Potomac so there will be no future revenues or losses arising from Potomac’s historical in-force insurance business unless OneBeacon failed to perform on its reinsurance obligations.

The pro forma statement of operations includes adjustments to exclude all insurance operations of Potomac and net investment income and realized gains/losses of Potomac to reflect the effect of reinsuring Potomac’s historical in-force insurance to OneBeacon.

As an operating company after the completion of our IPO, we intend to begin writing new business with a core group of partner agents in the specialty commercial insurance market that will serve niche groups of insureds that require highly specialized business knowledge of each business class to achieve underwriting profits. The pro forma statement of operations does not include this future new business.

Unaudited Pro Forma Statement of Operations

	Potomac	Specialty
	Historical	Underwriters’	Purchase of
in thousands	Predecessor (a)	Alliance (c)	Potomac(b)	Pro forma
	For the periods ended December 31, 2003:
Revenues:
Earned insurance premiums	$9,961	$—	$(9,961)	$—
Net investment income	2,128	—	(2,128)	—
Net realized losses	(466)	—	466	—
Other revenue	318	—	(318)	—

Total revenue	11,941	—	(11,941)	—

Expenses:
Loss and loss adjustment expenses	7,064	—	(7,064)	—
Insurance acquisition expenses	1,843	—	(1,843)	—
Financing expenses	—	157	—	157
General and administrative expenses	939	421	(939)	421

Total expenses	9,846	578	(9,846)	578

Income before income taxes	2,095	(578)	(2,095)	(578)
Federal income tax expense	736	—	(736)	—

Net income/(loss)	$1,359	$(578)	$(1,359)	$(578)

	For the nine months ended September 30, 2004
Revenues:
Earned insurance premiums	$—	$—	$—	$—
Net investment income	1,218	—	(1,218)	—
Net realized losses	(59)	—	59	—
Other revenue	1		(1)	—

Total revenue	1,160	—	(1,160)	—

Expenses:
Loss and loss adjustment expenses	—	—	—	—
Insurance acquisition expenses	—	—	—	—
Financing expenses	—	4,044	—	4,044
General and administrative expenses	—	5,507	—	5,507

Total expenses	—	9,551	—	9,551

Income before income taxes	1,160	(9,551)	(1,160)	(9,551)
Federal income tax expense	406	—	(406)	—

Net income/(loss)	$754	$(9,551)	$(754)	$(9,551)

Footnotes following on next page

(a)	Amounts reflecting the audited statement of income of Potomac for the year ended December 31, 2003 and the unaudited statement of income of Potomac for the nine months ended September 30, 2004, respectively.

(b)	Potomac was a participant in a OneBeacon intercompany pooling arrangement under which Potomac ceded all of its insurance business into the pool and assumed a 0.5% of the pool’s insurance business. Potomac ceased its participation in the pool effective as of January 1, 2004 and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the pool after January 1, 2004 unless OneBeacon fails to perform on its reinsurance obligations. Pro forma liabilities include Potomac’s direct loss and loss adjustment expense reserves of $111.2 million and the direct unearned insurance premiums of $0.1 million. Pro forma assets include an offsetting $111.3.0 million of reinsurance recoverables due from OneBeacon.

Prior to the completion of the acquisition, OneBeacon liquidated all of Potomac’s assets other than cash and certain investments and settled or assumed Potomac’s remaining non-insurance liabilities. As a result, Potomac’s future earnings will be limited to investment results on invested assets backing statutory capital and surplus (before considering revenues and expenses from insurance business expected to be written by us subsequent to our acquisition of Potomac).

(c)	Amounts reflecting the audited statement of operations of Specialty Underwriters’ Alliance, Inc. from April 3, 2003 (Date of Inception) to December 31, 2003 and the unaudited statement of operations of Specialty Underwriters’ Alliance, Inc. for the nine months ended September 30, 2004, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     A. Management’s Discussion and Analysis of Financial Condition and Results of Operations for Specialty Underwriters’ Alliance, Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements. Much of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors will cause our actual results to differ materially from those anticipated or implied by these forward-looking statements.

Specialty Underwriters’ Alliance, Inc.

General

     We were formed on April 3, 2003 for the purpose of achieving attractive returns in the specialty program commercial property and casualty insurance business by using an innovative business model. Specialty programs typically serve niche groups of insureds that require highly specialized knowledge of a business class to achieve underwriting profits. This segment has traditionally been underserved by most standard commercial property and casualty insurers, due to the complex business knowledge and the investment required to achieve attractive underwriting profits. Competition in this segment is based primarily on client service, availability of insurance capacity, specialized policy forms, efficient claims handling and other value-based considerations, rather than price.

     We have not commenced substantive operations. During the period from January 1, 2004 to September 30, 2004, we incurred costs related to our IPO and initial start-up costs for infrastructure required to commence insurance operations generating an accumulated deficit of $10.1 million. Among these activities, we engaged consultants to assist us in our business selection process of partner agents, we contracted with SSC to assist us in reviewing the business of those agents and developing underwriting and pricing guidelines, we began the development of our key business processing systems with vendors and consultants, and we began work on the development of our offering documents together with our underwriter and legal counsel. Effective November 23, 2004, we completed our IPO and concurrent private placement and concurrently completed the acquisition of Potomac. Effective with the completion of our IPO, we are in a position to conduct our intended business activities. We plan to commence writing insurance utilizing the core group of partner agents currently assembled. Because we are unlikely to seek to or obtain cancellations of existing policies produced by our partner agents prior to the end of their terms, we will seek to transition policies over a 12-month period following the commencement of our insurance operations. Additionally, we must hire other key employees, establish operating procedures, obtain facilities and implement new systems during the remainder of 2004 in order to implement our business strategy. As of September 30, 2004, we had not underwritten any insurance business.

     Our business model stresses a “partnership” relationship with partner agents designed to better serve the specialty program commercial property and casualty insurance marketplace by addressing the typical misalignment of interests between agent and carrier. partner agents will receive up-front commissions capable of covering their costs and meaningful underwriting profit-based commissions payable over several years as compensation for writing business for us. As a result of these commission arrangements, a substantial amount of our commission expenses will be variable and will depend on the underwriting profits of the business.

Revenues

     We expect to derive the majority of our revenues from net earned premiums from policies written by our insurance operations and investment income from our investment portfolios. The amount of our insurance premiums written will depend on the number and type of policies we write, as well as prevailing market prices. We will strive to focus on the profitability over time of our blocks of policies rather than amount of premiums. As a result, the volume of premiums written may not be indicative of our ultimate expected profitability.

     Our investment income will depend on the amount of invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Although we expect our investment portfolio to principally include fixed-income securities, as of

September 30, 2004 our limited amount of invested assets was comprised entirely of cash. In addition, we could realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.

Expenses

     We expect that our expenses will consist primarily of loss and loss adjustment expenses, policy acquisition expenses and general and administrative expenses.

     Loss and loss adjustment expenses (“LAE”) will depend on the number and type of insurance contracts we write and will reflect our best estimate of ultimate losses and loss adjustment expenses we expect to incur on each contract written using various actuarial analyses. Actual loss and loss adjustment expenses will depend on actual costs to settle insurance claims. Our ability to accurately estimate ultimate loss and loss adjustment expense at the time of pricing each insurance contract will be a critical factor in determining our profitability.

     Policy acquisition expenses are expected to consist principally of up-front commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance contracts. Typically, policy acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance. Since our commission expense will include meaningful underwriting profit-based commission accruals, as well as up-front commissions, our commission expense is likely to be higher in periods of greater profitability and lower in periods with poorer underwriting results. We expect that these expenses will be a function of the number and type of insurance contracts written.

     General and administrative expenses will consist primarily of personnel expenses, payments to providers of outsourced services, professional fees and other operating overhead. We expect to use various third party service providers as necessary to administer and manage the insurance business that we underwrite. Additionally, from time to time we engage legal, accounting, tax and financial advisors. General and administrative expenses are a function of the development of our business, including the growth in personnel and the overall volume of insurance contracts written.

     We plan to outsource most of our administrative services primarily to a third-party services provider. Pursuant to these arrangements, we will pay a fixed payment together with additional amounts based on other factors. As a result, our administrative expenses generally will vary with the volume of our business as well as the other factors.

Results of Operations from January 1, 2004 to September 30, 2004

     We were formed April 3, 2003 and did not have any financial activity until our initial funding date of December 12, 2003.

     For the period from January 1, 2004 to September 30, 2004, we reported a net loss of $9.6 million as a result of initial start-up costs while not recording any revenues. Total expenses of $9.6 million were primarily comprised of $4.1 million in financing costs (principally non-cash charges related to the amortization of debt issue costs arising from the issuance of warrants to our lenders, which were subsequently canceled), $2.2 million in consulting fees, $2.5 million in service company fees and $0.6 million in legal expenses.

Liquidity and Capital Resources

     We are organized as a Delaware holding company and, as such, have no direct operations of our own. Our assets are expected to consist primarily of investments in our subsidiary, through which we will conduct substantially all of our insurance operations.

     As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make these payments will be limited by the applicable laws and regulations of the domicile of the operating subsidiary. There will be restrictions on the payment of dividends by our insurance subsidiary to us.

Liquidity Requirements

     Our principal consolidated cash requirements are expected to be the servicing of future borrowing arrangements, if any, the acquisition of and investment in operating subsidiaries, expenses to develop and implement our business strategy, capital expenditures, premiums ceded, losses and loss adjustment expenses, commissions, policy administration expenses, taxes and other operating expenses. The potential for a large claim under one of our insurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. We currently do not intend to declare dividends or make any other distributions to our stockholders. Our board of directors plans to periodically reevaluate our dividend policy. Our cash requirements also will include the payment of any future dividends to our stockholders if and when our board of directors determines to change our dividend policy.

     We expect to hire additional employees during the remainder of 2004. As a result, we anticipate that our cash requirements for the payment of salaries and benefits for these employees will increase in future periods as compared to the period from January 1, 2004 to September 30, 2004.

     As of September 30, 2004, we have made capital expenditures of $0.5 million related to information systems. During the remainder of 2004, we intend to make capital expenditures, principally related to information systems and furniture and fixtures.

     In addition to these liquidity requirements, under the stock purchase agreement with OneBeacon we will be required to pay an additional $9.5 million, plus the amount of Potomac’s statutory capital and surplus as of the closing date of the Acquisition.

Sources of Cash

     Prior to completing our IPO, our sole source of cash was term loans. We have entered into a short-term senior loan agreement with FBR, an affiliate of Friedman, Billings, Ramsey & Co., Inc. and SAIL. Under this loan agreement, the senior lenders agreed to provide term loans of a maximum of $3.5 million at an interest rate of 12% per year. In connection with this facility, we also agreed to issue warrants to acquire our common stock to the senior lenders which were subsequently canceled. As of September 30, 2004, the outstanding principal balance of the loans under these agreements was $3.5 million. As payment of outstanding principal and interest due and payable to the senior lenders, we have delivered to FBR and SAIL at the completion of our IPO such number of shares of our common stock as could be purchased at the initial public offering price less underwriting discounts and commissions, for the aggregate amount outstanding under these loans. At such time, the senior lenders’ commitment to provide additional loans under the loan agreement terminated.

     We also have entered into a short-term subordinated loan agreement with members of management, as subordinated lenders. Under the loan agreement, the subordinated lenders agreed to provide term loans of a maximum of $0.4 million at an interest at a rate of 12% per year. As of September 30, 2004, the aggregate outstanding principal balance of the loans under this agreement was $0.4 million. As payment of outstanding principal and interest due and payable to the subordinated lenders, we have delivered to the subordinated lenders at the completion of our IPO such number of shares of our common stock as could be purchased at the initial public offering price less underwriting discounts and commissions, for the aggregate amount outstanding under the subordinated loan agreement. At such time, the subordinated lenders’ commitment to provide additional loans under the loan agreement terminated.

     The proceeds of the loans were used to pay our operating expenses and pay some of our offering expenses.

     We expect our future sources of funds will consist of net premiums written, reinsurance ceding commissions and recoveries, investment income and proceeds from sales and redemptions of investment assets.

     We do not have any borrowings outstanding as of the completion of our IPO. Following completion of our IPO and the concurrent private placement, we may raise additional funds from time to time. For example, we have entered into a letter agreement with a prospective investor pursuant to which we would sell, subject to a number of conditions (including acceptance of such securities by the purchaser), $25 million of trust preferred securities with a maturity of 30 years, or other securities acceptable to such investor, prior to December 31, 2004. Such securities would bear interest at a floating rate based on the three-month London Interbank Offered Rate, or LIBOR, plus a margin, as adjusted from time to time. The securities would be redeemable at our option after a five-year no-call period. However, there can be no assurance that we will issue such securities on or prior to such time.

     For the period from January 1, 2004 to September 30, 2004, our increase in cash was $0.1 million. Cash was provided from increases in borrowing from term loans of $3.2 million. Net cash used by operating and investment activities during the period from January 1, 2004 to September 30, 2004 totaled $3.1 million and was primarily related to costs incurred for our IPO, our initial start-up costs and a non-refundable deposit relating to our acquisition of Potomac.

     We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

Adequacy of Capital

     While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss adjustment expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection from adequately rated reinsurers on terms that are acceptable to us.

     Insurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We will capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Generally, a higher financial rating creates a higher demand for insurance products. A higher financial rating will enable us to both write more business and be more selective in the business we underwrite. Accordingly, allocation of capital sufficient to achieve business objectives is a critical aspect of any insurance organization, particularly a start-up insurance operation such as ours.

     We believe that the proceeds of the IPO and the concurrent private placement will be sufficient to execute our business strategy for at least the next 12 months. We may need to raise additional funds to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results.

     If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

Critical Accounting Policies

     Our significant accounting policies, as of December 31, 2003 and September 30, 2004, are described in the notes to our financial statements.

     After we begin our insurance operations, we expect that our financial statements will contain certain amounts that are inherently subjective in nature and require management to make certain judgments and assumptions in the application of accounting policies used to determine those amounts reported in the financial statements. The use of different assumptions could produce materially different estimates of the reported amounts. We believe the following critical accounting policies will affect significant estimates used in the preparation of the financial statements after our IPO.

Premium Income

     Net premiums written will consist of direct premiums written less ceded premiums. The components of net premiums written will be recognized as revenue over the period that coverage is provided. When premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the balance sheets, will represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

Investments

     We plan to classify all fixed maturity investment securities upon acquisition as held-to-maturity, trading or available-for-sale securities. Investments in held-to-maturity fixed maturities will be recorded at amortized cost. Available-for-sale fixed maturities, trading fixed maturities and equity securities will be reported at fair value. Short-term investments will be recorded at cost.

     We plan to use quoted market prices in determining the fair value of fixed maturities, equity securities and short-term investments in most cases. Where quoted market prices are unavailable, we expect to base the estimate on recent trading. Unrealized appreciation or depreciation of available-for-sale investments carried at fair value will be excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation during the year will be reported as a component of other comprehensive income (loss).

     We plan to continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition for fixed maturities will require other-than-temporary impairment charges to be recorded when we determine that it is probable we will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments should be recorded based on the fair value of the investments at the balance sheet date, and will be included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other than temporary will include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

Deferred Policy Acquisition Costs

     We will establish an asset for deferred policy acquisition costs such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our property and casualty lines of business. Deferred policy acquisition costs will be amortized over the period of coverage of the policies written. We will assess the recoverability of deferred policy acquisition costs on a quarterly basis. We will not consider anticipated investment income in determining the recoverability of these costs. The loss and loss adjustment expense ratio we use to estimate the recoverability of deferred costs is expected to be based primarily on the assumption that the future loss and loss adjustment expense ratio will include consideration of the recent experience. Such adjustments will be recorded through operations in the period identified. Actual results could differ materially from such estimates, requiring future adjustments to the recorded deferred policy acquisition cost asset.

Intangible Assets

     We expect to record an indefinite-life intangible asset for the value of insurance licenses acquired in connection with the Acquisition based on the excess of cost over the value of net tangible assets of acquired businesses. If classified as goodwill or indefinite-lived intangible assets, these assets will not be subject to amortization. If the aggregate fair value of insurance licenses declines to an amount less than their book value, an impairment would be recorded as a realized loss for the excess of book value over fair value. Intangible assets which have a finite useful life will be subject to amortization. We expect that the allocation of intangible assets between these classifications and the determination of estimated useful lives generally will be based on valuations received from qualified independent appraisers. The calculations of these amounts are expected to be based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results.

     While goodwill and indefinite-lived intangible assets are not amortized, they will be subject to periodic reviews for impairment (at least annually or more frequently if impairment indicators arise). We plan to review for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. The determinations of impairment indicators and fair value are expected to be based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

Losses, Claims and Settlement Expenses

     Our most significant estimates will likely relate to our reserves for property and casualty losses and loss adjustment expenses. We will be required to establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred. These reserves should reflect our best estimates of the total cost of claims that were reported to us, but not yet paid, referred to as Case Reserves, and the cost of claims “incurred but not yet reported” to us, or IBNR, referred to as IBNR Reserves.

     The estimate of these reserves is subjective and complex and will require us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we will do so based on our knowledge of the circumstances and facts of claims. Upon notice of a claim, we will establish a Case Reserve for losses based on the claims information reported to us at that time. Subsequently, we will conduct an investigation of each reported claim, which will allow us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigations of claims develop and as our claims personnel identify trends in claims activity, we plan to refine and adjust our estimates of Case Reserves. When we establish reserves, we plan to do so based on our knowledge of the circumstances and claim facts. We plan to continually review our reserves, and as experience develops and additional information becomes known, we will adjust the reserves. Such adjustments should be recorded through operations in the period identified. To evaluate and refine our overall reserving process, we will track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved.

     For IBNR losses, we will estimate the amount of reserves for each line of business on the basis of historical and statistical information. We plan to consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given accident year.

     To establish loss and loss adjustment expense reserves, we will need to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates.

     We plan to engage an independent actuary to render opinions as to the adequacy of the statutory reserves we establish. We will need to file the actuarial opinions in those states where we are licensed. We do not expect material differences between our statutory reserves and those established under GAAP.

     The estimation of ceded reinsurance loss and loss adjustment expense reserves will be subject to the same factors as the estimation of insurance loss and loss adjustment expense reserves.

Deferred Income Taxes

     We may be required to establish a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. The establishment and ongoing evaluation of a valuation allowance for deferred tax assets requires the use of judgment and estimates. Actual results could differ materially from those estimates.

Quantitative and Qualitative Disclosures About Market Risk

     Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions, as described below.

Effects of Inflation

     Inflation could have a significant effect on our results of operations in some situations. The effects of inflation could cause the severity of claims to increase in the future. Our estimates for losses and loss adjustment expenses will include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that will be established for these claims, we will be required to increase reserves for losses and loss adjustment expenses with a corresponding reduction in our earnings in the period in which the increase is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates will be concentrated in our investment portfolio. We expect that changes in investment values attributable to interest rate changes will be mitigated, however, by corresponding and partially offsetting changes in the economic value of our insurance reserves to the extent we have established such loss reserves. We will monitor this exposure through periodic reviews of our consolidated asset and liability positions. We will model and periodically review estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves.

Credit Risk

     We expect our portfolio will include primarily fixed income securities and short-term investments, which will be subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. In our risk management strategy and investment policy, we plan to earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers and to limit the amount of credit exposure to any one issuer.

     We also may have other receivable amounts subject to credit risk, including reinsurance recoverables from our reinsurers. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we will establish business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

     B. Management’s Discussion and Analysis of Financial Condition and Results of Operations for Potomac Insurance Company of Illinois

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements. Much of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors will cause our actual results to differ materially from those anticipated or implied by these forward-looking statements.

Results of Operations

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

     Potomac’s pre-tax income for the third quarter of 2004 was $0.5 million, compared to pre-tax income of $0.2 million for the third quarter of 2003. As of January 1, 2004, Potomac ceased its participation in the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement (the “Pool”). As a result, net written premiums, net earned premiums, losses and underwriting expenses for the third quarter of 2004 were $0 and, therefore, are not comparable with the third quarter of 2003. During the third quarter of 2003, Potomac recorded $0.5 million of net unfavorable development on prior year loss reserves relating to construction defect claims as part of the review of all claims recalled from a third party administrator.

     Potomac’s net investment income decreased by $0.1 million or 17% for the third quarter of 2004 primarily due to the continued run-off of loss reserves in the latter part of 2003, as well as reduced interest rates. Net realized gains increased by $0.5 in the same period.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

     Potomac’s pre-tax income for the first nine months of 2004 was $1.2 million, compared to pre-tax income of $1.3 million for the nine months of 2003. As described above, Potomac ceased its participation in the Pool as of January 1, 2004. As a result, net written premiums, net earned premiums, losses and underwriting expenses for the first nine months of 2004 were $0 and, therefore, are not comparable with the nine month period ended September 30, 2003. Through the nine months ended September 30, 2003, Potomac recorded $0.5 million of net unfavorable development on prior year loss reserves primarily relating to construction defect claims.

     Potomac’s net investment income decreased by $0.4 million or 24% for the nine months ended September 30, 2004 primarily due to the continued run-off of loss reserves in the latter part of 2003, as well as reduced interest rates. Net realized losses decreased by $0.4 in the same period.

Liquidity and Capital Resources

     As of December 31, 2003, Potomac ceased its participation in the Pool and entered into a transfer and assumption reinsurance agreement whereby it transferred all of its direct insurance business written to OneBeacon. As a result, Potomac no longer has any insurance assets or liabilities on a net basis and will not share in any favorable or unfavorable development of prior year losses recorded by the Pool after January 1, 2004 unless OneBeacon fails to perform under the transfer and assumption agreement as a result of insolvency.

     In 2004, Potomac’s sources of cash consist primarily of net investment income and proceeds from sales and maturities of investments. Potomac’s uses of cash are primarily investing expenses and the purchase of investments. Prior to January 1, 2004, the effective date of Potomac’s withdrawal from the Pool, its sources of cash also included premium collections and its uses included claim payments and operating expenses.

     Both internal and external forces influence Potomac’s financial condition, results of operations and cash flows. Investment returns may be impacted by changing rates of inflation and other economic conditions.

Related Party Transactions

     Potomac has a service contract with White Mountains Advisors LLC, or Advisors, a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provides investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services are based on a fixed fee applied to the month-end market values of the investments being managed. See Note 5 to the Potomac financial statements.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Potomac’s financial statements, which have been prepared in accordance with GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of Potomac. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an ongoing basis, management evaluates its estimates, including those related to loss and LAE reserves, purchase accounting and related deferred credits and goodwill and reinsurance transactions. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     Management believes that its critical accounting policies affect its more significant estimates used in the preparation of its financial statements. The descriptions below are summarized and have been simplified for clarity.

Loss and Loss Adjustment Expenses

     Potomac establishes loss and LAE that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. Reinsurance is an arrangement in which a reinsurance company contractually agrees to indemnify an insurance company for all or a portion of the insurance risks underwritten by the insurance company. Potomac establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claim liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. Net insurance loss reserves represent loss and LAE reserves reduced by reinsurance recoverable on unpaid losses.

     In a broad sense, loss and LAE reserves have two components: (i) case reserves, which are reserves established within the claims function for claims that have been reported to Potomac and (ii) IBNR. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim. OneBeacon’s claims staff periodically adjusts case reserves as additional information becomes known or payments are made. Generally accepted actuarial methods are used to project estimates of IBNR. Actuaries use a variety of statistical and analytical methods to determine estimates of IBNR, which are based, in part, on historical claim reporting and payment patterns. In estimating IBNR, actuaries consider all available information, including reinsurance protections, inflation and the effects of legal, social and legislative trends on future claim payments. Management exercises judgment based upon its knowledge of its business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate it believes reflects Potomac’s expected ultimate unpaid loss and LAE and related reinsurance recoverables.

     Potomac commenced business in 1982 at which time it was licensed solely in Illinois and consequently started writing business on a very limited basis. Potomac expanded its writings as it gradually accumulated licenses in additional states during the next several years. During this time, the insurance industry came to recognize its exposure to asbestos and environmental hazards and took actions to mitigate such exposure through policy exclusions and underwriting restrictions. Therefore, Potomac has very little direct exposure to the large latent losses.

     Potomac was a net participant in the Pool through 2003. The Pool included several companies that had direct written business in those years when asbestos and environmental losses were not explicitly excluded by standard policy language. As a result, through 2003 Potomac did have net exposure to such losses as a result of its business assumed from the Pool.

     Effective January 1, 2004, Potomac ceased its participation in the Pool and no longer has any assumed liabilities, real or contingent. At the time of de-pooling, Potomac also entered into a transfer and assumption agreement which effectively transferred all its direct liabilities to OneBeacon. Potomac remains contingently liable for the insurance liabilities associated with its former direct business to the extent OneBeacon fails to perform its obligations under the transfer and assumption agreement.

     Potomac has stopped writing business and virtually all its policies have expired. Potomac’s contingent direct liabilities were $111.2 million at September 30, 2004 which were fully reinsured by OneBeacon under the transfer and assumption agreement. Approximately 90% of such liabilities relate to accident years 1995 through 2000 and are principally risks written on Commercial Multi-Peril and Workers’ Compensation policies.

     For further discussion of Potomac’s loss and LAE reserves see Note 4.

Reinsurance Transactions

     OneBeacon has entered into ceded reinsurance contracts from time to time to protect their businesses from losses due to poor risk diversification, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

     The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurers. Potomac is selective in regard to its reinsurers, placing reinsurance principally with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and rating of its reinsurers on an ongoing basis.

Purchase Accounting and Related Deferred Credits

     As of December 31, 2001, Potomac had unamortized deferred credits of $3.1 million. Deferred credits represent the excess of the fair value of the net assets over the purchase price paid. These deferred credits resulted from White Mountains’ pre-July 1, 2001 acquisition activities which were accounted for in accordance with the treatment of a purchase business combination under Accounting Principles Board No. 16, “Business Combinations”, or APB 16. APB 16 calls for the net assets of the operations acquired to be recorded by White Mountains at their values on the date of acquisition. As further described in Note 3 to Potomac’s Audited Financial Statements, Potomac fully recognized its existing unamortized deferred credit balance of $3.1 million on January 1, 2002 as a change in accounting principle.

     Quantitative and Qualitative Disclosure About Market Risk

     Potomac’s balance sheet includes fixed maturity investments whose fair value is subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. Market risk can have a significant effect on Potomac’s financial position as increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively.

     Potomac invests in interest rate sensitive securities, primarily debt securities. Potomac’s strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. Potomac’s fixed maturity investments are held as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders’ equity. Potomac generally manages its interest rate risk associated with its portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows Potomac to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk.

     Potomac’s fixed maturity portfolio may also be affected by such factors as the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 4: Controls and Procedures

     As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are sufficient. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

     Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     Unregistered Sales of Equity Securities:

     During the quarter ended September 30, 2004, the Company made the following sales of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise specified, the securities described below in numbers 1 through 7 were issued in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act.

          1. On July 23, 2004 the Company amended and restated a warrant it had previously issued to FBR on December 12, 2003 to entitle FBR to purchase a number of shares of our common stock equal to $4,000,000 divided by the initial public offering price less underwriters’ discounts and commissions. Such warrant has an exercise price of $0.01 per share. On August 31, 2004, such warrant was exchanged for two new warrants: (i) a warrant to purchase a number of shares of our common stock equal to $4,500,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to the initial public offering price less underwriting discounts and commissions and (ii) a warrant to purchase a number of shares of our common stock equal to $1,000,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to $0.01. These warrants were relinquished on November 23, 2004.

          2. On July 23, 2004 the Company amended and restated a warrant it had previously issued to Courtney C. Smith on December 12, 2003 to entitle Mr. Smith to purchase a number of shares of our common stock equal to $520,000 divided by the initial public offering price less underwriters’ discounts and commissions. Such warrant had an exercise price of $0.01 per share. On August 31, 2004, such warrant was exchanged for two new warrants: (i) a warrant to purchase a number of shares of our common stock equal to $630,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to the initial public offering price less underwriting discounts and commissions and (ii) a warrant to purchase a number of shares of our common stock equal to $100,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to $0.01. These warrants were relinquished on November 23, 2004.

          3. On July 23, 2004 the Company amended and restated a warrant it had previously issued to Peter E. Jokiel on December 12, 2003 to entitle Mr. Jokiel to purchase a number of shares of our common stock equal to $228,000 divided by the initial public offering price less underwriters’ discounts and commissions. Such warrant had an exercise price of $0.01 per share. On August 31, 2004, such warrant was exchanged for a new warrant to purchase a number of shares of our common stock equal to $342,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to the initial public offering price less underwriting discounts and commissions. This warrant was relinquished on November 23, 2004.

          4. On July 23, 2004 the Company amended and restated a warrant it had previously issued to William S. Loder on December 12, 2003 to entitle Mr. Loder to purchase a number of shares of our common stock equal to $90,000 divided by the initial public offering price less underwriters’ discounts and commissions. Such warrant had an exercise price of $0.01 per share. On August 31, 2004, such warrant was exchanged for a new warrant to purchase a number of shares of our common stock equal to $135,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to the initial public offering price less underwriting discounts and commissions. This warrant was relinquished on November 23, 2004.

          5. On July 23, 2004 the Company amended and restated a warrant it had previously issued to Gary J. Ferguson on December 12, 2003 to entitle Mr. Ferguson to purchase a number of shares of our common stock equal to $62,000 divided by the initial public offering price less underwriters’ discounts and commissions. Such warrant had an exercise price of $0.01 per share. On August 31, 2004, such warrant was exchanged for a new warrant to purchase a number of shares of our common stock equal to $93,000 divided by the initial public offering price less underwriting discounts and commissions, with an exercise price equal to the initial public offering price less underwriting discounts and commissions. This warrant was relinquished on November 23, 2004.

          6. On July 23, 2004, the Company issued a senior secured note with a principal amount not to exceed $1,450,000 to Standard American Insurance Limited. The senior secured note was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act. On November 23, 2004 the Company satisfied the senior secured note.

          7. On July 23, 2004, the Company issued a warrant to Standard American Insurance Limited to purchase a number of shares of our common stock equal to $2,900,000 divided by the initial public offering price of our common stock less underwriters’ discounts and commissions. Such warrant had an exercise price of $0.01 per share. The warrant was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act. This warrant was relinquished on November 23, 2004.

     Subsequent to September 30, 2004, the Company also made the following sales of securities that were not registered under the Securities Act.

          1. Concurrent with the Company’s IPO, certain members of management, including Messrs. Smith, Jokiel, Loder and Ferguson, purchased directly from the Company, shares of common stock for $200,000, $300,000, $150,000 and $150,000, respectively, at the IPO price per share, less underwriting discounts and commissions, which amounts were paid in cash.

          2. Concurrent with the Company’s IPO, three partner agents purchased shares of the Company’s Class B common stock for $250,000, at a price equal to the IPO price.

          3. Concurrent with the Company’s IPO, FBR, an affiliate of one of the representatives of the underwriters, purchased 1,000,000 shares of our common stock, at a price of $8.835 per share, in a private placement. We raised gross proceeds of approximately $8.835 million from such private placement.

     Also subsequent to September 30, 2004, on November 23, 2004, we closed the sale of 12,700,000 shares of our common stock, at a price of $9.50 per share in a firm commitment underwritten registered IPO. On December 22, 2004 we closed the sale of an additional 422,000 shares of our common stock as a result of the underwriters exercising their over-allotment option. The IPO was effected pursuant to a Registration Statement on Form S-1 (File No. 333-117722), which the Securities and Exchange Commission declared effective on November 12, 2004.

     Use of Proceeds:

     The proceeds obtained from each transaction described in numbers 1 through 7 above were used to finance the business prior to our initial public offering.

     Of the $124.7 million in gross proceeds raised by us in the initial public offering and the $8.8 million from the private placement:

          1. approximately $8.7 million of the proceeds from our initial public offering were paid to the underwriters in connection with underwriting discounts and commissions;

          2. approximately $21.8 million was used to fund the acquisition of Potomac from OneBeacon Insurance Company by purchasing all of Potomac’s issued and outstanding capital stock simultaneously with the closing of the initial public offering;

          3. approximately $95.0 million was contributed as capital to Potomac, which became our operating subsidiary;

          4. approximately $2.3 million was paid or accrued by us in connection with offering fees and expenses; and

          5. the balance has been retained by us for general corporate purposes.

Item 3: Defaults Upon Senior Securities

     None.

Item 4: Submission of Maters to a Vote of Security Holders

     None.

Item 5: Other Information

     Effective as of December 22, 2004, our principal executive offices have been relocated to 222 South Riverside Plaza, Chicago, Illinois 60606. Our toll free telephone number is 888-782-4672 and our fax number is 312-577-0973.

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit
Number	Description
2.6	Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company

31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

     The Company has not filed any Current Report on Form 8-K with the Securities and Exchange Commission during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)
Dated: December 23, 2004	By:	/s/ Courtney C. Smith
	Name:	Courtney C. Smith
	Title:	President, Chief Executive Officer and Director

Dated: December 23, 2004	By:	/s/ Peter E. Jokiel
	Name:	Peter E. Jokiel
	Title:	Executive Vice President, Chief Financial Officer, Treasurer and Director

Exhibits Index

Exhibit
Number	Description
2.6	Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company

31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002