Form 10-K
period 2004-12-31
Specialty Underwriters Alliance, Inc.
filed 2005-03-31
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-50891
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in the charter)

DELAWARE	20-0432760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

222 South Riverside Plaza, Chicago, Illinois (Address of principal executive office)	60606 (Zip Code)
(888) 782-4672
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The registrant’s common stock was not publicly traded on June 30, 2004.
      As of March 15, 2005, 14,680,688 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for May 12, 2005. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

i

FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
      Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements.
      There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the caption “Risk Factors.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I

ITEM 1.	BUSINESS
Overview
      We were formed in April 2003 and, through our wholly-owned subsidiary, SUA Insurance Company, offer commercial property and casualty insurance to selected customer groups. We believe that we are different from other specialty insurance companies because we have created an innovative business model that emphasizes partner relationships with key agents, or partner agents, knowledgeable in the types of business classes we underwrite. Highly specialized business knowledge of these business classes is required to achieve underwriting profits. Historically, we believe that this segment of the industry has been underserved by most standard property and casualty insurance companies because they lack such specialized knowledge and are not willing to make the necessary investment to support select business classes.
      Generally, insurance agents are paid by commission up-front. As a result, agents make money even if the insurance carrier does not make an underwriting profit. Often, in the specialty program business, insurance agents historically have had underwriting authority and were responsible for handling claims. We believe that this system has not served the carriers, the agents or the insureds very well. Poor underwriting results have led to underwriting losses for carriers, and instability in the insurance market from carrier turnover. In turn, agents have incurred additional costs in searching for, and converting to, new carriers. Policyholders have experienced uncertainty regarding the placement of their coverage from year to year and the quality of service.
      Our business model is designed to realign the interests of carriers, agents and insureds. We have entered into on-going arrangements with key agents. Our agreements with the partner agents provide that in exchange for marketing and pre-qualifying business for us, our partner agents receive an up-front commission designed to cover their costs and an underwriting profit-based commission paid over several years. In addition, they purchase shares of Class B common stock of our company, with returns on their investment tied to our performance. We provide our partner agents with a five-year exclusive arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) covering a specific class of business and territory. Further, we have implemented a centralized information system designed to reduce processing and administrative time. Lastly, we are a stable, dedicated source of specialty program commercial property and casualty insurance capacity.

      We have a secure category rating of “B+” (Very Good) from A.M. Best, which is the sixth highest of 15 rating levels.
      On November 23, 2004, we completed our initial public offering of 12,700,000 shares of common stock at an initial public offering price of $9.50 per share. Concurrent with the closing of the initial public offering, we sold 1,000,000 shares of our common stock at a price of $8.835 per share in a private placement. Simultaneously with the closing of our initial public offering, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary J. Ferguson, each an executive officer, purchased directly from us 22,637, 33,956, 16,978 and 16,978 shares of our common stock, respectively. Additionally, at the closing of our initial public offering, we sold 26,316 shares of our Class B common stock to our partner agents at a total aggregate amount of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $119.8 million.
      Simultaneously with the closing of the initial public offering, we acquired all of the outstanding common stock of Potomac Insurance Company of Illinois, or Potomac, which is licensed in 41 states and the District of Columbia, from OneBeacon Insurance Company, or OneBeacon, for $22.0 million. We refer to this transaction as the “Acquisition.” After giving effect to the Acquisition, we changed the name of Potomac Insurance Company of Illinois to SUA Insurance Company.
      SUA Insurance Company is licensed to conduct insurance business in 41 states and the District of Columbia. We consider these jurisdictions to be those that are important to our current business plan because they account for approximately 90% of the population of the United States. SUA Insurance Company is not licensed in Hawaii, Maine, Minnesota, Montana, New Hampshire, North Carolina, Oregon, Tennessee and Wyoming. However, in the future we may apply for licenses in the states listed above.
      Prior to the Acquisition, SUA Insurance Company entered into a transfer and assumption agreement with OneBeacon whereby all of its liabilities, including all direct liabilities under existing insurance policies, were transferred to and assumed by OneBeacon.
      In the event of the failure to pay by OneBeacon, SUA Insurance Company could experience losses which could materially adversely affect our business and results of operations. OneBeacon currently has a rating of “A” (Excellent) from A.M. Best, which is the third highest of 15 rating levels.
      On December 22, 2004, we received additional proceeds of $3.7 million from underwriters’ exercise of the over allotment option, in which they purchased an additional 422,000 shares.
      Our website address is www.suainsurance.com. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form  10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We also make available on our website our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information also is available by written request to Investor Relations at our executive office address listed below. The information on our website, or on the site of our third-party service provider, is not incorporated by reference into this report.
      Our principal executive offices are located at 222 South Riverside Plaza, Chicago, Illinois 60606 and our telephone number is (888) 782-4672.
Industry
      The property and casualty insurance industry has historically been cyclical. When excess underwriting capacity exists, increased competition generally results in lower pricing and less favorable policy terms and conditions for insurers. As underwriting capacity contracts, pricing and policy terms and conditions generally become more favorable for insurers. In the past, underwriting capacity has been impacted by several factors, including catastrophes, industry losses, recognition of reserve deficiencies, changes in the law and regulatory requirements, investment returns and the ratings and financial strength of competitors.

      We believe the insurance industry is currently recovering from a prolonged period of excess underwriting capacity. A decline in underwriting margins in the late 1980s and incidences of large natural catastrophes led to increases in rates and a recovery in industry profitability in the mid-to-late 1990s. As a result of favorable loss levels and strong investment returns beginning in 1995, the insurance industry experienced increased competition and industry capacity, driving property and casualty premium rates down. However, significant catastrophic losses in 1999 and the subsequent contraction of capacity in the market resulted in improvement in rates, terms and conditions for insurers beginning in 2000, as the demand for insurance has increased.
Historical Industry Model
      Specialty commercial property and casualty insurance underwriting requires in-depth knowledge of a particular business class, and often personal knowledge of the participants in a business class. As a result, insurers rely on skilled agents to procure business. Such an agent generally is an outsourced underwriting department for the insurer. It markets to independent agents, processes submissions, selects risks, binds and issues policies on behalf of the insurer, and in some cases, handles claims on underwritten businesses. Such agents and insurers commonly work with a reinsurer, which participates in the pool of risks selected by such agents. Without an insurer providing licensed policy paper and a reinsurer providing capacity, such agents are unable to service their independent agent clients, which ultimately affects the policyholders.
      Historically, insurance carriers have engaged key agents under long-term contracts to produce and underwrite businesses, often processed through each such agent’s proprietary policy issuance and management information systems, with claims adjustment assigned to third parties. Agents and such third parties were generously compensated through these arrangements, but the compensation was not linked to the underlying profitability of the business. We believe that this strategy has led to a lack of alignment of interests between carriers and agents. In addition, we believe that this system has resulted in weak underwriting and pricing controls, poor claims management and high costs due to the duplication of activities.
Our Model
      We believe that our strategy of developing relationships with partner agents is a fundamental shift in the way insurance companies do business. We enter into contractual relationships with our partner agents in order to encourage them to work with us in building our portfolio of specialty program commercial property and casualty insurance business. A significant portion of the compensation paid to our partner agents will be directly tied to the underwriting profitability of their specific programs. In addition, our partner agents purchase an equity interest in our company, in the form of non-voting Class B common stock. We believe that offering an ownership interest to our partner agents encourages them to direct business to us, regardless of future market cycles. We expect our partner agents to provide prequalified leads through their retail agents. We retain control over underwriting and claims activities. In addition, we anticipate that all transaction processing will be done through our proprietary technology system in order to ensure data integrity and efficiency. As of December 31, 2004, we had entered into definitive agreements with three partner agents, American Team Managers, AEON Insurance Group, Inc. and Risk Transfer Holdings, Inc.
      The key features of our relationship with our partner agents are as follows:

•	Equity Ownership. Each partner agent must purchase shares of our non-voting Class B common stock. The Class B shares will become exchangeable, one-for-one with our common stock, five years after the effective date of the applicable partner agent agreement, as long as the partner agent’s contract is in force. These Class B shares will be subject to substantial restrictions on transferability during such period. If prior to five years after the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase at the lower of cost or fair market value the partner agent’s Class B shares. If after five years following the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase at fair market value the partner agent’s Class B shares. After the five-year period, for as long as the partner agent has an agency contract with us, such partner agent would be required to hold shares of

Class B common stock worth at least 50% of its aggregate initial investment commitment in our Class B common stock.

•	Commission. We pay each partner agent an up-front commission designed to cover its costs. Such commission is likely to be lower than they had been receiving from other companies. In exchange for this reduced commission, we are responsible, through our own technology system, for policy issuance and administration, as well as for claims. In addition, each partner agent may receive a meaningful share of the underwriting profits for each of its programs, subject to a cap. If, after five years, the partner agent agreement is terminated, for any reason, the profit sharing calculations will be performed annually until all payout periods and earned profit sharing are satisfied.

•	Long-Term Contractual Commitment. Each partner agent has an exclusive five-year contractual arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) with us. We have no obligation to accept business that does not meet our guidelines. We agree to write only that class of business and lines of business by program in a defined territory only with that partner agent. Our partner agents may have one or a number of their programs with us. We expect that we will be a significant percentage of our partner agents’ program business. Each partner agent has the right to terminate its relationship with us on 180 days’ notice. We have the right to terminate our relationship with our partner agents for material breach of our agreement, insolvency, or failure to maintain appropriate licenses. We also may terminate a partner agent that is acquired by a third party, but cannot restrict the acquisition of a partner agent. In addition, we can terminate our relationship if a partner agent does not meet certain profitability and production guidelines that are established under each agreement. Upon termination, at our discretion, the partner agent must service the existing business until it is terminated. At such point, the partner agent is allowed to place such business with other insurers. In addition, there are no provisions in the agreements with our partner agents that grant renewal rights to either party. Further, the agreements with our partner agents do not give us any right to acquire a partner agent.

Our Insurance Product Lines
      Our insurance operations, initially through our three partner agents, are focused on the following programs:

American Team Managers

•	General Contractors Program. This program services general contractors with less than $8 million in annual revenue. Eligible accounts under this program include residential or commercial contractors that are involved in remodeling and tenant improvements, commercial building and residential home building (limited to those contractors who build no more than five homes of three stories or fewer per year). The program offers only general liability coverage in the state of California.

•	Artisan Contractors Program. This program services artisan contractors in California with less than $500,000 in payroll expenses and $2,000,000 in annual revenues. We expect to limit participation in this program to 52 classes of relatively low-exposure contractors, such as:

•	Appliances and accessories (installation, servicing and repair);

•	Carpentry;

•	Driveways, parking areas or sidewalks (paving or repairing);

•	Electrical work (within buildings);

•	Heating and air conditioning systems or equipment (installation, service or repair);

•	Paper hanging; and

•	Plumbing

•	California Comp Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business initially in California. Our online product is expected to be available to small businesses of less than $25,000 in premium with relatively low hazard grades (low exposure to loss). We also expect to market workers’ compensation business in additional geographical areas where adequate pricing is expected.

AEON Insurance Group, Inc.

•	Towing and Recovery Program. This program services professional towing operators who have garage operations with towing and recovery operators for hire and towing for auto auctions. The program offers policies that will include property, inland marine, general liability, garage and automobile coverages on a national basis.

Risk Transfer Holdings, Inc.

•	PEO Program. Professional Employer Organizations take on the employment responsibilities of human resources, benefits administration and insurance purveyor, while allowing their clients to focus on their core business objectives. This program specializes in workers’ compensation. While the risks are aggregated, each account is underwritten and priced individually in this program which is concentrated in the Southeastern United States.
Reinsurance
      We have entered into reinsurance agreements to cover our casualty lines of business. Coverage of our casualty lines of business includes general liability, auto liability, incidental professional liability and workers’ compensation. We purchased reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best. Our reinsurers will be compensated by sharing specified percentages of premiums, and our reinsurers may pay us ceding commissions.
      We have entered into reinsurance agreements under which we generally are responsible for the first $1 million of losses resulting from a loss occurrence under a policy but would generally have reinsurance coverage for the next $19 million ($24 million in the case of a workers compensation policy) under that policy relating to the occurrence.
Underwriting
      We produce all of our business through our partner agents, and select our partner agents based on a shared underwriting philosophy. Our underwriting strategy focuses on strict control of underwriting, pricing, coverage, partner agent relationships and customer segmentation. Our primary underwriting goal is to achieve profitable results through targeted permissible loss ratios complemented by a low expense ratio. Because we are unlikely to seek or obtain mid-term cancellations of existing policies produced by our partner agents, we will seek to transition policies over a 12-month period following the execution of each partner agent agreement as the policies are renewed, subject to our underwriting and pricing guidelines.
Monitoring Rate Adequacy
      We develop estimated rate minimums, which are designed to help achieve profitable results. Our rate monitoring methods will help us calculate expenses and profitability ratios and any allocated loss adjustment expenses.
Program Performance Management
      Our program performance management process consists of a series of reports that evaluates data associated with essential variables, and measures production, rate adequacy, loss analysis, adherence to guidelines, claims activity and trends.

Claims Control
      Claims control is a critical factor in driving company performance. We view claims control as one of our core areas of expertise. We believe that assigning integrated teams in the claims, underwriting and actuarial areas to specific customer groups will produce the best results. By doing this, our claim handlers become familiar with the uniqueness of customers and their businesses. This approach should encourage more insightful investigations, enhanced legal defenses and more efficient claims resolution. Also, we believe that improved communications between claims, underwriting and actuarial teams enhance risk selection, timely revision of underwriting criteria and program stability.
Information Technology
      We are implementing an Internet-based technology system to allow our program teams and partner agents to control underwriting, policy issuance and claims administration. We believe that this centralized system, simultaneously accessible to us and our partner agents, will help us to reduce high processing costs and eliminate duplication of data.
      Historically, various parties to an insurance contract have stored data relating to the same transaction in their proprietary systems. As a result, we believe they have been unable to effectively integrate this information, which has resulted in difficulties with resolving disputes. We believe that processing insurance transactions should be user friendly and fully automated. Our objective is to use a system that would provide a real-time communication link with our partner agents and improve data communication throughout our company.
Outsourcing Arrangements
      We have entered into an arrangement with Syndicated Services Company, Inc., or SSC, for administrative and operational support. We believe that SSC is uniquely situated to provide us with the resources and experience necessary in order to develop and implement our partner agent program strategy.
      SSC will provide us with expertise, support and service in the following key areas:

•	Program administration;

•	Form, rate and rules filings;

•	Billing and accounting for collections;

•	Regulatory compliance; and

•	Information systems and services.
      The integration of SSC into our innovative business strategy gives us immediate assistance in our outsourcing needs and, on a long-term basis, will help us to build a comprehensive system of management capabilities and controls.
Investment Philosophy
      Our investments are concentrated in highly liquid and highly rated instruments, primarily in fixed income securities, with reasonably short durations. Initially, we expect our portfolio to consist of taxable bonds to average in the three- to five-year duration range. We have no significant investment or industry concentrations. Our strategy considers liability durations and provides for unseen cash outflow needs. We use an external investment manager with significant assets under management and experience in insurance company portfolio requirements.
Competition
      We expect to compete with a large number of major U.S. and non-U.S. insurers such as American International Group, Inc., or AIG, Travelers Insurance Group Holdings Inc., CNA Financial Corporation and

ACE Limited in our selected lines of business such as workers’ compensation, automobile liability, general liability and limited property coverages. We expect to face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies such as W.R. Berkley Corporation, Markel, Philadelphia Consolidated Holding and RLI. In addition, other newly formed and already-existing insurance companies such as Arch, Meadowbrook and Argonant, may be preparing to enter the same market segments in which we expect to compete. Since we have no operating history, our competitors have greater name and brand recognition than we expect to have. Many of them also have higher financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer.
      Our competitive position will be based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees, and local presence. We work with a limited number of partner agents which enable us to provide them with customized approaches to their business and give them long term (five years) exclusive arrangements.
Employees
      As of December 31, 2004, we had 17 full-time employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.
Regulation
      We develop our business through our subsidiary which is licensed to conduct insurance business in 41 states and the District of Columbia.
      General. Our operating subsidiary is subject to detailed regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverages, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most states compel participation in and regulate composition of various shared market mechanisms. States also have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of affiliate transactions, and other related matters. Our operating subsidiary is domiciled in Illinois.
      Insurance companies also are affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the repricing of coverages if permitted by applicable regulations, or the limitation or cessation of the affected business, which may be restricted by state law.
      Most states have insurance laws requiring that property and casualty rate schedules, policy or coverage forms, and other information be filed with the state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. A few states have recently considered or enacted limitations on the ability of insurers to share data used to compile rates.

      Insurance companies are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine each insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.
      Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.
      Regulation of Dividends and Other Payments from Our Operating Subsidiary. We are a legal entity separate and distinct from our subsidiary. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, will be dividends and other statutorily permitted payments, such as tax allocation payments and management and other fees, from our operating subsidiary. Our operating subsidiary will be subject to various state statutory and regulatory restrictions, including regulatory restrictions that are imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
      Illinois law provides that no dividend or other distribution may be declared or paid at any time except out of earned surplus, rather than contributed surplus. A dividend or other distribution may not be paid if the surplus of the domestic insurer is at an amount less than that required by Illinois law for the kind or kinds of business to be transacted by such insurer, nor when payment of a dividend or other distribution by such insurer would reduce its surplus to less than such amount. A domestic insurer, which is a member of a holding company system, must report to the insurance director, or the Director, all ordinary dividends or other distributions to stockholders within five business days following the declaration and no less than 10 business days prior to the payment thereof.
      Illinois law further provides that no domestic insurer, which is a member of a holding company system, may pay any extraordinary dividend or make any other extraordinary distribution to its securityholders until: (1) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment; or (2) the Director approves such payment within the 30-day period. Illinois law defines an extraordinary dividend or distribution as “any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the company’s own securities.”
      Risk-Based Capital. In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations.
      Federal Regulation. Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our capital and operations, and the enactment of such laws or the adoption of such regulations could materially adversely affect our business.
      The Gramm Leach Bliley Act, or GLBA, which made fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.”
      In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of insurance coverage for terrorist acts in the United States.
      Legislative and Regulatory Proposals. From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. These proposals have included the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.
Risk Factors
      We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, are material to an understanding of our company. Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

We have a limited operating history. If we are unable to implement our business strategy or operate our business as we currently expect, our results may be adversely affected.
      We effectively commenced operations with the closing of our initial public offering, but did not start to write insurance policies until the first quarter of 2005. As a result, we have not yet generated any significant revenues. The business of Potomac, our accounting predecessor, is not representative of or comparable with our primary business strategy. Businesses, such as ours, that are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses. We also are not yet able to engage in certain insurance business in certain jurisdictions because we have not received regulatory approval. Additionally, we are still in the process of hiring key employees and other staff, developing business relations, continuing to establish operating procedures, obtaining additional facilities and implementing new systems. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

We rely on a limited number of partner agents. Our failure to recruit and retain partner agents could materially adversely affect our results. Our transition of our partner agents’ business may significantly delay our ability to generate revenue.
      We have only three partner agents. We hope to enter into additional agent relationships in the future. Our ability to recruit and retain partner agents may be negatively impacted by certain aspects of our business model, including our requirement that partner agents defer and make contingent a portion of their agency commissions and purchase, or commit to purchase, shares of our Class B common stock. In addition, our ability to add new partner agents may be limited by our level of capital. Because we are unlikely to seek or obtain mid-term cancellations of existing policies produced by our partner agents, we will seek to transition policies over a 12-month period as they are renewed. We will be unable to generate premium revenue until policies are written by us, and a delay in our ability to write or transition policies could lead to a significant delay in our ability to generate substantial revenue.

We may be subject to losses if OneBeacon fails to honor its reinsurance obligations to us.
      Our subsidiary, SUA Insurance Company, has a transfer and assumption agreement with OneBeacon whereby all of SUA Insurance Company’s liabilities existing as of the acquisition of Potomac, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon.
      The legal requirements to transfer insurance obligations from one insurer to another, sometimes referred to as a novation, vary from state to state, generally based on the state in which the policy was issued. In some states, if certain notifications are made to policyholders and they do not object to the transfer within certain periods of time, they are deemed to have agreed to the transfer. In other states, policyholders must consent to the transfer in writing. Additionally, in some states insurance regulatory approval is required in addition to policyholder consents.
      To the extent the legal requirements for novation have been met, OneBeacon will become directly liable to those policyholders for any claims arising from insured events under the policy, and SUA Insurance Company’s obligation to those policyholders would cease. Accordingly, SUA Insurance Company would extinguish any recorded liabilities to such policyholders and the related reinsurance recoverables, so no gain or loss would occur.
      Until a novation is achieved, SUA Insurance Company continues to be directly liable to legacy policyholders for claims arising under their policies, but has reinsurance coverage from OneBeacon to reimburse SUA Insurance Company for any such claims. Thus SUA Insurance Company should not experience any gains or losses with respect to such legacy policies unless OneBeacon failed to honor its reinsurance obligation to SUA Insurance Company. In the event of the failure to pay by OneBeacon, SUA Insurance Company could experience losses that could materially adversely affect our business and results of operations.

A delay or other problem in the implementation of our centralized technology system could have a material adverse effect on our business plan.
      We are implementing a centralized technology system for underwriting, policy issuance and claims administration through each partner agent’s website. We must rely on our chosen vendors in integrating their technology in order to implement our system and they have relatively limited experience in doing so. As a result, we cannot assure you that our vendors will be able to develop our technology system for us in a timely manner and at the price we anticipate. A delay in implementation of our centralized technology system would inhibit us from automating our underwriting, policy issuance and claims administration. Instead, we would need to manually process our policies and claims that could lead to less efficiency and the possibility of a decrease in premium volume. Accordingly, a delay or other problems in our implementation schedule could have a material adverse effect on our business plan.
Executive Officers of the Registrant
      Our executive officers are as follows:

Name	Age	Position

Courtney C. Smith	57	Chief Executive Officer, President and Chairman
Peter E. Jokiel	57	Executive Vice President and Chief Financial Officer
William S. Loder	56	Senior Vice President and Chief Underwriting Officer
Gary J. Ferguson	61	Senior Vice President and Chief Claims Officer
      Courtney C. Smith. Chief Executive Officer, President and Director. Mr. Smith was appointed as the Chairman of our board in May 2004, as our President and a director in April 2003 and as our Chief Executive Officer in December 2003. Mr. Smith has 32 years of experience in the property and casualty insurance industry. From April 1999 to April 2002, Mr. Smith was Chief Executive Officer and President of TIG

Specialty Insurance, or TIG, a leading specialty insurance underwriter. While at TIG, Mr. Smith was instrumental in restructuring the company and changed TIG from an outsourced company to a controlled program specialty company. From November 1992 to March 1999, Mr. Smith was Chairman, Chief Executive Officer and President of Coregis Group, Inc., an insurer specializing in program business consolidated from the various Crum & Forster companies. Prior thereto, he served in various executive positions at Industrial Indemnity, AIG and Hartford Insurance Group. Mr. Smith is a member of the Society of Chartered Property and Casualty Underwriters, served on the advisory board of Illinois State University’s Katie Insurance School, was a member of the board of directors of the Alliance of American Insurers and was a trustee of American Institute of CPCU/ Insurance Institute of America.
      Peter E. Jokiel. Executive Vice President, Chief Financial Officer, Treasurer and Director. Mr. Jokiel was appointed as our Chief Financial Officer, Treasurer and a director in December 2003 and was appointed as our Executive Vice President in June 2004. Mr. Jokiel has over 30 years experience in the insurance industry. From April 1997 to January 2001, Mr. Jokiel was President and Chief Executive Officer of CNA Financial Corporation’s life operations. From November 1990 to April 1997, he was Chief Financial Officer of CNA Financial Corporation, or CNA. Prior to that time, Mr. Jokiel served in various senior management positions at CNA and was an accountant at Touche Ross & Co. in Chicago. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Illinois Society of CPAs. Mr. Jokiel is a past member of the FASB Emerging Issues Task Force and the AICPA Insurance Companies Committee.
      William S. Loder. Senior Vice President, Chief Underwriting Officer and Secretary. Mr. Loder was appointed as our Senior Vice President and Chief Underwriting Officer in December 2003. Mr. Loder has over 30 years of experience in the insurance industry. From July 2000 to July 2002, Mr. Loder worked for TIG Specialty Insurance, where he was responsible for corporate strategies, planning and company underwriting. From January 1983 to July 2000, he was President of the CNA office in Atlanta, where he had management responsibility for all insurance lines for production, profit, claims and policy services. Prior to that time, Mr. Loder held executive positions at CNA and Aetna Life & Casualty.
      Gary J. Ferguson. Senior Vice President and Chief Claims Officer. Mr. Ferguson was appointed our Senior Vice President and Chief Claims Officer in December 2003. Mr. Ferguson has 38 years of experience in the insurance industry. From February 2002 to July 2003, Mr. Ferguson was managing director responsible for claims functions at TIG Specialty Insurance. From December 1997 to October 2001, Mr. Ferguson served as Senior Vice President for Zenith Insurance Company. Mr. Ferguson served as Chief Claims Officer of Coregis Group, Inc. from July 1992 to December 1997. From July 1966 to July 1992, he held senior claims positions at Crum & Forster and Industrial Indemnity.

ITEM 2.	PROPERTIES
      We lease our headquarters in Chicago, Illinois. Our headquarters have approximately 24,987 square feet and our lease expires in 2020. We believe that our facility will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
      We are not currently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on our financial position and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
      None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Common Stock. Specialty Underwriters’ Alliance, Inc.’s common stock began trading on the NASDAQ National Market on November 23, 2004 under the symbol “SUAI.” Before that date, no public market for our common stock existed. From November 23, 2004 to December 31, 2004, the closing price of our common stock as quoted by Nasdaq has been as high as $9.69 per share and as low as $9.25 per share. As of March 15, 2005, Specialty Underwriters’ Alliance, Inc.’s common stock was held by 8 stockholders of record and an estimated 681 additional stockholders whose shares were held for them in street name or nominee accounts. On March 15, 2005, the closing price of our common stock on NASDAQ National Market was $10.04 per share.
      We never have paid or declared any cash dividends on our common stock and have no plans to do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.
      Use of Proceeds. On November 23, 2004, we closed our initial public offering by selling 12,700,000 shares of our common stock at a public offering price of $9.50 per share in a firm commitment underwriting. On December 22, 2004, we closed the sale of an additional 422,000 shares of our common stock at the public offering price of $9.50 as a result of the underwriters exercising their over-allotment option. Concurrent with the closing of the initial public offering, we sold 1,000,000 shares of our common stock at a price of $8.835 per share in a private placement. Simultaneously with the closing of our initial public offering, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary J. Ferguson, each an executive officer, purchased directly from us 22,637, 33,956, 16,978 and 16,978 shares of our common stock, respectively. Additionally, at the closing of our initial public offering, we sold 26,316 shares of our Class B common stock to our partner agents at a total aggregate amount of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $123.5 million.
      1. approximately $22.0 million was used to fund the Acquisition;
      2. approximately $95.0 million was contributed as capital to SUA Insurance Company; and
      3. the balance was retained by us for general corporate purposes.
      Purchases of Common Stock. We did not repurchase any of our common stock in 2004 and we have no plans to do so in the foreseeable future.
      Our equity compensation plan information is included in Item 12, which is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor		Predecessor

	Twelve Months	From April 3,	From January 1,	Twelve Months	Twelve Months	Seven Months
	Ended	through	through	Ended	Ended	Ended
	December 31	December 31	November 23	December 31	December 31	December 31
As of and for the Periods Ended	2004	2003	2004	2003	2002	2001

	(In thousands, except for per share data)
Results of Operations
Earned premiums	$—	$—	$—	$9,961	$13,518	$10,525
Net investment income	278	—	1,329	2,128	1,580	946
Total revenues	280	—	1,719	11,941	15,915	12,155
Net income(loss) before change in accounting principle, net of tax	(8,155)	(578)	650	1,359	595	(576)
Net income (loss)	(8,155)	(578)	650	1,359	3,721	(576)
Financial Condition
Investments	$97,835	$—		$49,113	$30,087	$65,907
Total assets	217,231	4,940		204,355	246,255	335,751
Total liabilities	98,301	5,518		161,850	205,084	296,460
Shareholders’ equity	118,930	(578)		42,505	41,171	39,291
Net income(loss) per share
Basic	$(4.59)	$(57,800.00)
Diluted	$(4.59)	$(57,800.00)
      The following table includes the complete loss development history of the direct gross loss and loss adjustment expense or LAE reserves of Potomac Insurance Company of Illinois (Potomac). Effective January 1, 2004, Potomac entered into a transfer and assumption agreement with its parent company, OneBeacon, which reinsured all its direct liabilities to OneBeacon. Therefore, effective January 1, 2004, Potomac had no net liabilities for unpaid Losses and LAE. On November 23, 2004, we purchased Potomac and subsequently received approval from the Illinois Department of Insurance to rename the company SUA Insurance Company. SUA Insurance Company did not issue any policies in 2004, however, it remains liable for the Loss and LAE reserves generated from its predecessor’s (Potomac’s) direct business should OneBeacon be unable to honor its reinsurance obligation in the future. Those Loss and LAE reserves, including IBNR, totaled $95,959 at December 31, 2004.
Specialty Underwriters’ Alliance Inc.

											Successor (SUA)
	Predecessor (Potomac)										Year Ended
	Year Ended December 31,										December 31,
Direct Basis ($000)
Y/E 12/31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJ. EXP	83,862	91,831	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	95,959
CUMULATIVE PAID AS OF:
1 YEAR LATER	38,313	37,000	53,647	62,659	81,545	98,963	86,980	76,958	58,815	10,090
2 YEARS LATER	57,668	61,051	84,611	108,284	128,261	163,656	159,584	134,008	68,756
3 YEARS LATER	71,448	77,409	112,193	131,940	163,498	220,344	213,116	143,601
4 YEARS LATER	80,957	95,415	124,855	151,753	191,357	261,115	222,556
5 YEARS LATER	92,790	103,816	135,029	166,365	212,314	270,071
6 YEARS LATER	99,866	109,322	143,667	176,712	215,134
7 YEARS LATER	102,876	114,002	148,722	177,865
8 YEARS LATER	105,354	116,673	149,304
9 YEARS LATER	106,752	117,095
10 YEARS LATER	106,969

											Successor (SUA)
	Predecessor (Potomac)										Year Ended
	Year Ended December 31,										December 31,
Direct Basis ($000)
Y/E 12/31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

RE-ESTIMATED LIABILITY AS OF:
END OF YEAR	83,862	91,831	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	95,959
1 YEAR LATER	91,041	96,003	118,878	145,067	211,516	326,426	326,203	247,629	198,858	110,371
2 YEARS LATER	92,251	96,301	127,693	184,404	272,353	359,245	320,706	270,997	168,770
3 YEARS LATER	93,099	100,950	158,274	222,057	279,420	350,765	344,771	240,368
4 YEARS LATER	95,467	125,181	181,078	221,608	266,482	366,736	318,382
5 YEARS LATER	112,451	141,469	179,581	209,018	273,463	351,129
6 YEARS LATER	124,508	139,473	168,994	212,266	265,763
7 YEARS LATER	123,464	129,867	169,519	208,048
8 YEARS LATER	115,307	129,675	168,778
9 YEARS LATER	114,454	126,347
10 YEARS LATER	111,444
RED (DEF) Dec 2004	(27,583)	(34,516)	(52,898)	(76,348)	(105,520)	(115,753)	(20,974)	14,760	7,298	30,171
% REDUNDANCY (DEFICIENCY) REPORTED AS OF:
1 YEAR LATER	(9)	(5)	(3)	(10)	(32)	(39)	(10)	3	(13)	21
2 YEARS LATER	(10)	(5)	(10)	(40)	(70)	(53)	(8)	(6)	4
3 YEARS LATER	(11)	(10)	(37)	(69)	(74)	(49)	(16)	6
4 YEARS LATER	(14)	(36)	(56)	(68)	(66)	(56)	(7)
5 YEARS LATER	(34)	(54)	(55)	(59)	(71)	(49)
6 YEARS LATER	(48)	(52)	(46)	(61)	(66)
7 YEARS LATER	(47)	(41)	(46)	(58)
8 YEARS LATER	(38)	(41)	(46)
9 YEARS LATER	(36)	(38)
10 YEARS LATER	(33)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Specialty Underwriters’ Alliance, Inc.
      The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors”, “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.
Overview
      We were formed on April 3, 2003 for the purpose of achieving attractive returns in the specialty commercial property and casualty insurance business by using an innovative business model. Specialty insurance typically serve niche groups of insureds that require highly specialized knowledge of a business class to achieve underwriting profits. This segment has traditionally been underserved by most standard commercial property and casualty insurers, due to the complex business knowledge and the investment required to achieve attractive underwriting profits. Competition in this segment is based primarily on client service, availability of insurance capacity, specialized policy forms, efficient claims handling and other value-based considerations, rather than price.
      We have not yet commenced substantive operations. During the period April 3, 2003 to December 31, 2004, we incurred costs related to our initial public offering and initial start-up costs for infrastructure required to commence insurance operations generating an accumulated deficit of $8.7 million. Among these activities, we engaged consultants to assist us in our business selection process of partner agents, we contracted with a service company to assist us in reviewing the business of those agents and developing underwriting and pricing guidelines, we began the development of our key business processing systems with vendors and consultants, and we began work on the development of our offering documents together with our underwriter and legal counsel. Effective November 23, 2004, we completed our initial public offering and concurrent private placements and concurrently completed the acquisition of Potomac. Effective with the completion of our initial public offering, we are in a position to conduct our intended business activities. We plan to commence writing insurance in 2005 utilizing the core group of partner agents currently assembled. Because we are unlikely to seek to or obtain cancellations of existing policies produced by our partner agents prior to the end of their terms, we will seek to transition policies over a 12-month period following the commencement of our insurance operations. As of December 31, 2004, we had not underwritten any insurance business.
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
      Loss and loss adjustment expenses will depend on the number and type of insurance contracts we write and will reflect our best estimate of ultimate losses and loss adjustment expenses we expect to incur on each contract written using various actuarial analyses. Actual loss and loss adjustment expenses will depend on actual costs to settle insurance claims. Our ability to accurately estimate ultimate loss and loss adjustment expense at the time of pricing each insurance contract will be a critical factor in determining our profitability.
      Policy acquisition expenses are expected to consist principally of up-front commissions, fees, and tax expenses that are directly related to obtaining and writing insurance contracts. Typically, policy acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance. Since our commission expense will include meaningful underwriting profit-based commission accruals, as well as up-front commissions, our commission expense is likely to be higher in periods of greater profitability and lower in periods with poorer underwriting results. We expect that these expenses will be a function of the number and type of insurance contracts written.
      General and administrative expenses will consist primarily of personnel expenses, payments to providers of outsourced services, professional fees and other operating overhead. We expect to use various third-party service providers as necessary to administer and manage the insurance business that we underwrite.

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
Results of Operations from January 1, 2004 to December 31, 2004 and from April 3, 2003 to December 31, 2003
      We were formed April 3, 2003 and did not have any financial activity until our initial funding date of December 12, 2003. For the period April 3, 2003 to December 31, 2003, we reported a net loss of $0.6 million.
      For the period from January 1, 2004 to December 31, 2004, we reported a net loss of $8.2 million as a result of initial start-up costs while recording no insurance revenues. We did have investment income and realized gains of $0.3 million. Total expenses of $8.4 million were primarily comprised of $4.7 million in service company fees, $1.5 million in consulting fees, $0.7 million in salaries and benefits, $0.6 million in legal expenses, interest expense of $0.3 million and $0.6 million of miscellaneous expenses.
Liquidity and Capital Resources
      We are organized as a Delaware holding company and, as such, have no direct operations of our own. Our assets consist primarily of investments in our subsidiary, through which we will conduct substantially all of our insurance operations.
      As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make these payments will be limited by the applicable laws and regulations of Illinois. There will be restrictions on the payment of dividends by our insurance subsidiary to us.
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
      As of December 31, 2004, we have made capital expenditures of $2.4 million related to information systems.
Sources of Cash
      On November 23, 2004, we received the proceeds of our initial public offering and concurrent private placements. Total proceeds after underwriting discounts and offering expenses were $119.8 million. Concurrent with the offering we acquired Potomac from OneBeacon for $22.0 million, including transaction costs. On December 22, 2004 we received proceeds of $3.7 million from underwriter’s exercise of the over allotment option.
      Prior to completing our initial public offering, our sole source of cash was $3.9 million in term loans from senior and subordinated lenders. Concurrent with the initial public offering, all outstanding loans, together with accrued interest of $0.2 million were repaid, through an exchange for common stock. Further, warrants issued in conjunction with the loans were cancelled resulting in a gain in the fourth quarter of $4.0 million.
      The proceeds of the loans were used to pay our operating expenses and pay some of our offering expenses.
      We expect our future sources of funds will consist of net premiums written, reinsurance ceding commissions and recoveries, investment income and proceeds from sales and redemptions of investment assets.
      We do not have any borrowings outstanding as of December 31, 2004.
      For the period from January 1, 2004 to December 31, 2004, our increase in cash was $8.8 million. Cash was provided from the net proceeds of our initial public offering of $119.8 million and proceeds of $3.7 million from underwriter’s exercise of the over allotment option and $3.2 million from term loans. Net cash used for investment activities during the twelve month period ended December 31, 2004 totaled $110.0 million and was primarily related to the acquisition of Potomac and subsequent purchases of investments with the proceeds from the initial public offering. Net cash used for operating activities during the period from January 1, 2004 to December 31, 2004 totaled $7.9 million and was primarily related to our initial start-up costs.
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
      We believe that the proceeds of the initial public offering and the concurrent private placement will be sufficient to execute our business strategy for at least the next 12 months. We would need to raise additional funds to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results.
      If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.
Critical Accounting Estimates
      Our significant accounting policies, as of December 31, 2003 and December 31, 2004, are described in the notes to our financial statements.
      After we begin our insurance operations, we expect that our financial statements will contain certain amounts that are inherently subjective in nature and require management to make certain judgments and assumptions in the application of accounting policies used to determine those amounts reported in the financial statements. The use of different assumptions could produce materially different estimates of the reported amounts. We believe the following critical accounting policies will affect significant estimates used in the preparation of the financial statements after the commencement of our insurance operations.
Recent Accounting Pronouncements
      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”

(“APB 25”). As permitted by FAS 123, our company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004, as we had a net operating loss carry forward in 2004 and has never paid any tax.
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
Investments
      We have classified all fixed maturity investment securities upon acquisition as available-for-sale securities. Available-for-sale fixed maturities securities are reported at fair value. Short-term investments are recorded at cost.
      We use quoted market prices in determining the fair value of fixed maturities and short-term investments in most cases. Where quoted market prices are unavailable, we expect to base the estimate on recent trading. Unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation is reported as a component of other comprehensive income.
      We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition for fixed maturities requires other-than-temporary impairment charges to be recorded when we determine that it is probable we will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date, and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.
Deferred Policy Acquisition Costs
      We will establish an asset for deferred policy acquisition costs such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our lines of business. Deferred policy acquisition costs will be amortized over the period of coverage of the policies written. We will assess the recoverability of deferred policy acquisition costs on a quarterly basis. The loss and loss adjustment expense ratio we use to estimate the recoverability of deferred costs is expected to be based primarily on the assumption that the future loss and loss adjustment expense ratio will include consideration of the recent experience. Such adjustments will be recorded through operations in the period identified. Actual results could differ materially from such estimates, requiring future adjustments to the recorded deferred policy acquisition cost asset.
Intangible Assets
      We recorded an indefinite-life intangible asset for the value of insurance licenses acquired in connection with the acquisition of Potomac. Indefinite-lived intangible assets are not subject to amortization. If the aggregate fair value of insurance licenses declines to an amount less than their book value, impairment will be recorded as a realized loss for the excess of book value over fair value
Losses, Claims and Settlement Expenses
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
      The estimate of these reserves is subjective and complex and will require us to make estimates about the future payout of claims, which is inherently uncertain. When we establish and adjust reserves, we will do so based on our knowledge of the circumstances and facts of claims. Upon notice of a claim, we will establish a Case Reserve for losses based on the claims information reported to us at that time. Subsequently, we will conduct an investigation of each reported claim, which will allow us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigations of claims develop and as our claims personnel identify trends in claims activity, we plan to refine and adjust our estimates of Case Reserves. When we establish reserves, we plan to do so based on our knowledge of the circumstances and claim facts. We plan to continually review our reserves, and as experience develops and additional information becomes known, we will adjust the reserves. Such adjustments will be recorded through operations in the period identified. To evaluate and refine our overall reserving process, we will track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved.
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
Deferred Income Taxes
      We have established a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. The establishment and ongoing evaluation of a valuation allowance for deferred tax assets requires the use of judgment and estimates. Actual results could differ materially from those estimates.

Contractual Obligations
      The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2004.
Table of Contractual Obligations

Payment due by period (dollars in thousands)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	8,733	8,733	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$8,733	$8,733	$—	$—	$—
For purposes of this table:

•	“Long-Term Debt Obligation” means: (i) a payment obligation (included in the Company’s consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations,” (March 1981), as may be modified or supplemented, and (ii) interest payment obligations related to such long-term borrowings.

•	“Capital Lease Obligation” means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented.

•	“Operating Lease Obligation” means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented. All operating lease obligations are for facilities.

•	“Purchase Obligation” means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. This table does not include our accounts payable reflected in our audited consolidated balance sheet data that are included in our consolidated financial statements contained elsewhere in this report.
Commitments
      On February 3, 2005, we entered into a lease agreement for our office space that commences on May 1, 2005 and terminates on April 30, 2020. Our future net lease obligations are $1.43 million for years 1 through 5, $2.37 million for years 6 through 10 and $2.69 million for years 11 through 15.
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
Interest Rate Risk
      Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. We expect that changes in investment values attributable to interest rate changes will be mitigated, however, by corresponding and partially offsetting changes in the economic value of our insurance reserves to the extent we have established such loss reserves. We will monitor this exposure through periodic reviews of our consolidated asset and liability positions. We will model and periodically review estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves.
      The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity portfolio:

			Estimated Fair	After Tax
		Assumed Change	Value After	Increase
	Fair Value	in Relevant Interest	Change in	(Decrease) in
	at 12/31/04	Rate	Interest Rate	Carrying Value

	(Dollars in thousands)
Fixed Maturity Investments	$97,835	100 bp decrease	$99,543	$1,708
		50 bp decrease	$98,708	$873
		50 bp increase	$96,981	$(854)
		100 bp increase	$96,085	$(1,750)
Credit Risk
      Our portfolio includes primarily fixed income securities and short-term investments, which are subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. In our risk management strategy and investment policy, we plan to earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers and to limit the amount of credit exposure to any one issuer.
      The portfolio of fixed maturities consists solely of high quality bonds at December 31, 2004, and we had no investments at December 31, 2003. The following table summarizes bond ratings at carrying value.

		Percent of
Bond Ratings	2004	Portfolio

	(Dollars in
	thousands)
U.S. Government and affiliated agency securities	15,624	31%
AA rated	3,917	8%
A rated	30,924	61%

Total	50,465	100%

      We also have other receivable amounts subject to credit risk, including reinsurance recoverables from our current reinsurer, OneBeacon. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we will establish business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

Potomac Insurance Company of Illinois
      The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data” and the financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors”, “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.
Results of Operations from January 1, 2004 through November 23, 2004 versus Year Ended December 31, 2003
      Potomac’s pre-tax income was $1.0 million for the period from January 1, 2004 through November 23, 2004 and $2.1 million for the year ended December 31, 2003. As of January 1, 2004, Potomac ceased its participation in the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement, or the Pool. As a result, net written premiums, net earned premiums, losses and underwriting expenses for the period from January 1, 2004 through November 23, 2004 were $0 and, therefore, are not comparable with 2003 results.
      Potomac’s net investment income decreased by $0.8 million or 38% for the period from January 1, 2004 through November 23, 2004, primarily due to the continued run-off of loss reserves in the latter part of 2003, as well as reduced interest rates. Net realized gains increased by $0.9 million in the same period when compared to 2003.
Year Ended December 31, 2003 versus Year Ended December 31, 2002
      Potomac’s pre-tax income for 2003 was $2.1 million, compared to pre-tax income of $0.9 million for 2002. Total revenues for 2003 declined by 25% compared to 2002, due principally to a corresponding 26% decline in earned premiums. The decline in earned premiums was due primarily to a reduction in premiums assumed by OneBeacon and the Pool, of which Potomac was a participant, from Liberty Mutual. On November 1, 2001, OneBeacon transferred its regional agency business in 42 states and the District of Columbia to Liberty Mutual. Under the terms of the renewal rights agreement, the underwriting results and cash flows of the renewed policies were shared between OneBeacon and Liberty Mutual over a two year period through a reinsurance agreement whereby OneBeacon assumed two-thirds and one-third of the business renewed in the first and second years, respectively. Total revenues for 2003 were also impacted by realized losses on sales of fixed maturity investments, partially offset by an increase in investment income due to a shift of funds to longer term maturities.
      Total expenses for 2003 declined by 34% compared to 2002, primarily as a result of reduced premium writings and improved underwriting performance. Improved underwriting performance resulted from continued efforts to improve premium adequacy through rate increases, aggressive rate pursuit actions and re-underwriting efforts, such as changes in business mix away from historically less profitable business lines and shifting away from certain classes of risks within business lines. Total expenses in 2003 also include net unfavorable prior accident year reserve development of $0.7 million primarily related to construction defect claims.
Liquidity and Capital Resources
      As of January 1, 2004, Potomac ceased its participation in the Pool and entered into a transfer and assumption reinsurance agreement whereby it transferred all of its direct insurance business written to OneBeacon. As a result, Potomac no longer has any insurance assets or liabilities on a net basis and will not share in any favorable or unfavorable development of prior year losses recorded by the Pool after January 1, 2004 unless OneBeacon fails to perform.
      In 2004, Potomac’s sources of cash consisted primarily of net investment income and proceeds from sales and maturities of investments. Potomac’s uses of cash were primarily investing expenses and the purchase of investments. Prior to January 1, 2004, the effective date of Potomac’s withdrawal from the Pool, its sources of cash also included premium collections and its uses included claim payments and operating expenses.
      During 2004 Potomac declared and paid $18.6 million in cash dividends and capital distributions and distributed $13.3 million of net assets to OneBeacon. During 2002 Potomac declared and paid $3.0 million in cash dividends to OneBeacon and OneBeacon contributed $0.5 million in cash to Potomac.
Related Party Transactions
      Prior to November 23, 2004, Potomac had a service contract with White Mountains Advisors LLC, or Advisors, a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provided investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services were based on a fixed fee applied to the month-end market values of the investments being managed.
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
      Effective January 1, 2004, Potomac ceased its participation in the Pool and no longer has any assumed liabilities, real or contingent. At the time of de-pooling, Potomac also entered into a transfer and assumption agreement which effectively transferred all its direct liabilities to OneBeacon. Potomac remains contingently liable for the insurance liabilities associated with its former direct business to the extent OneBeacon fails to perform.
      Potomac has stopped writing business and virtually all its policies have expired. Potomac’s contingent direct liabilities were $97.3 million at November 23, 2004 which were fully reinsured by OneBeacon under the transfer and assumption agreement. Approximately 90% of such liabilities relate to accident years 1995 through 2000 and are principally risks written on Commercial Multi-Peril and Workers’ Compensation policies.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      See discussion of Quantitative and Qualitative Disclosures about Market Risk in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      As required by SEC rules 13a-15(b) and 15d-15(b), we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are sufficient. There were no significant changes to our internal controls or in other factors that occurred during the period that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
      Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Item 10 as to our executive officers is disclosed in Part I under the caption “Executive Officers of the Registrant.” The information required by Item 10 as to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A. We are not aware of any family relationships between any director or executive officer.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 regarding security ownership of certain beneficial owners and executive officers and directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. and 2. Financial Statements and Financial Statement Schedules
      The consolidated financial statements and financial statement schedules of Specialty Underwriters’ Alliance, Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1.
      3. Exhibits

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2004, between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.1, filed with the Form S-1)

2.2	Amendment No. 1, dated May 4, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.2, filed with the Form S-1)
2.3	Amendment No. 2, dated July 1, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.3, filed with the Form S-1)

2.4	Amendment No. 3, dated July 13, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.4, filed with the Form S-1)

2.5	Amendment No. 4, dated October 12, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.5, filed with the Form S-1)

2.6	Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.6, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with the Form S-1)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with the Form S-1)

4.1	Amended and Restated Senior Secured Note to the order of Friedman, Billings, Ramsey Group, Inc. for up to $2,000,000 (Incorporated by reference to Exhibit 4.1, filed with the Form S-1)

4.2	Amended and Restated Subordinated Note to the order of Courtney C. Smith for up to $260,000 (Incorporated by reference to Exhibit 4.2, filed with the Form S-1)

4.3	Amended and Restated Subordinated Note to the order of Peter E. Jokiel for up to $114,000 (Incorporated by reference to Exhibit 4.3, filed with the Form S-1)

4.4	Amended and Restated Subordinated Note to the order of William S Loder for up to $45,000 (Incorporated by reference to Exhibit 4.4, filed with the Form S-1)

4.5	Amended and Restated Subordinated Note to the order of Gary J. Ferguson for up to $31,000 (Incorporated by reference to Exhibit 4.5, filed with the Form S-1)

4.6	Amended and Restated Amended and Restated Senior Secured Note to the order of Standard American Insurance Limited for up to $1,450,000 (Incorporated by reference to Exhibit 4.6, filed with the Form S-1)

Exhibit
Number		Description

4.7		Warrant No. W-1 B issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.7, filed with the Form S-1)

4.8		Warrant No. W-1 C issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.8, filed with the Form S-1)

4.9		Warrant No. W-2 B issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.9, filed with the Form S-1)

4.10		Warrant No. W-2 C issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.10, filed with the Form S-1)

4.11		Warrant No. W-3 B issued to Peter E. Jokiel (Incorporated by reference to Exhibit 4.11, filed with the Form S-1)

4.12		Warrant No. W-4 B issued to William S. Loder (Incorporated by reference to Exhibit 4.12, filed with the Form S-1)

4.13		Warrant No. W-5 B issued to Gary J. Ferguson (Incorporated by reference to Exhibit 4.13, filed with the Form S-1)

4.14		Warrant No. W-6 issued to Standard American Insurance Limited (Incorporated by reference to Exhibit 4.14, filed with the Form S-1)

10	.1.1	Management and Administrative Services Agreement, dated November 1, 2003, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.1, filed with the Form S-1)

10	.1.2	Engagement letter, dated November 24, 2003 between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.2, filed with the Form S-1)

10	.1.3	Agreement, dated March 15, 2004, between the Registrant and Guy Carpenter & Company, Inc. (Incorporated by reference to Exhibit 10.1.3, filed with the Form S-1)

10	.1.4	Addendum I to the Management and Administrative Services Agreement, dated April 26, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.4, filed with the Form S-1)

10	.1.5	Amended and Restated Stock Option Plan dated as of November 10, 2004 (Incorporated by reference to Exhibit 10.1.5, filed with the Form S-1)

10	.1.6	Addendum II to the Management and Administrative Services Agreement, dated June 10, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.6, filed with the Form S-1)

10	.1.7	First Amendment to Engagement Letter, dated June 24, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.7, filed with the Form S-1)

10	.1.8	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1.8, filed with the Form S-1)

10	.1.9	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.1.9, filed with the Form S-1)

10	.1.10	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and William S. Loder (Incorporated by reference to Exhibit 10.1.10, filed with the Form S-1)

10	.1.11	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.1.11, filed with the Form S-1)

10	.1.12	Amended and Restated Senior Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.12, filed with the Form S-1)

10	.1.13	Amended and Restated Subordinated Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with the Form S-1)

Exhibit
Number		Description

10	.1.14	Amended and Restated Intercreditor and Subordination Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with the Form S-1)

10	.1.15	Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with the Form S-1)

10	.1.16	Amended and Restated Securities Purchase Agreement, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.16, filed with the Form S-1)

10	.1.17	Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with the Form S-1)

10	.1.18	Amended and Restated Securities Purchase Agreement, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.18, filed with the Form S-1)

10	.1.19	Software License Maintenance and Support Agreement, dated May 20, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.21, filed with the Form S-1)

10	.1.20	Master Software Sales and Services, Agreement (Americas), dated May 19, 2004, between the Registrant and SunGard Sherwood Systems (US), Inc. (Incorporated by reference to Exhibit 10.1.22, filed with the Form S-1)

10	.1.21	Warrant Exchange Agreement, dated August 31, 2004, among the Registrant, Friedman, Billings, Ramsey Group, Inc., Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.23, filed with the Form S-1)

10	.1.22	Second Amendment to Engagement Letter, dated September 7, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.24, filed with the Form S-1)

10	.1.23	Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with the Form S-1)

10	.1.24	Promissory Note, dated September 30, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.26, filed with the Form S-1)

10	.1.25	Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with the Form S-1)

10	.1.26	Promissory Note, dated August 16, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.28, filed with the Form S-1)

10	.1.27	Letter Agreement, dated September 15, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.31, filed with the Form S-1)

10	.1.28	Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with the Form S-1)

10	.1.29	Amended and Restated Securities Purchase Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.33, filed with the Form S-1)

10	.1.30	Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.34, filed with the Form S-1)

10	.1.31	Promissory Note, dated November 3, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.35, filed with the Form S-1)

10	.1.32	First Amendment to Software License Maintenance and Support Agreement, dated October 13, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.36, filed with the Form S-1)

10	.1.33	Second Amendment to Software License Maintenance and Support Agreement, dated November 9, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.37, filed with the Form S-1)

Exhibit
Number		Description

10	.1.34	First Amendment to Amended and Restated Senior Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.38, filed with the Form S-1)

10	.1.35	First Amendment to Amended and Restated Subordinated Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson. (Incorporated by reference to Exhibit 10.1.39, filed with the Form S-1)

10	.1.36	Form of Voting Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.40, filed with the Form S-1)

10	.1.37	Form of Registration Rights Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.41, filed with the Form S-1)

10	.1.38	Form of Stock Purchase Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.42, filed with the Form S-1)

10	.1.39	Third Amendment to the Software License and Maintenance and Support Agreement by and between ISO Strategic Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.1.43, filed with the Form S-1)

10	.1.40*	Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC

10	.1.41*	Amendment No. 1 to Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers

14	.1*	Code of Ethics of Specialty Underwriters’ Alliance, Inc.

21	.1*	Subsidiaries of the Registrant

31	.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page No.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2004 and 2003	F-4
 Consolidated Statements of Income and Comprehensive Income of Specialty Underwriters’ Alliance, Inc. (Successor) for the year ended December 31, 2004 and for the period from April 3, 2003 to December 31, 2003 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004 and the years ended December 31, 2003 and December 31, 2002
F-5
Consolidated Statements of Stockholders’ Equity of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2004 and December 31, 2003	F-6
 Consolidated Statements of Cash Flows for Specialty Underwriters’ Alliance, Inc. (Successor) for the year ended December 31, 2004 and the period from April 3, 2003 to December 31, 2003 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004 and for the years ended December 31, 2003 and December 31, 2002
F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules
Schedule I — Specialty Underwriters’ Alliance, Inc. — Summary of Investments other than investments in related parties at December 31, 2004	F-21
Schedule II — Specialty Underwriters’ Alliance, Inc. — Condensed Financial Information of Registrant for the year ended December 31, 2004 and for the period from April 3, 2003 to December 31, 2003	F-22
Schedule III — Specialty Underwriters’ Alliance, Inc. — Supplementary Insurance Information for the year ended December 31, 2004 and for the period from April 3, 2003 to December 31, 2003	F-25
Schedule IV — Specialty Underwriters’ Alliance, Inc. — Reinsurance for the year ended December 31, 2004 and for the period from April 3, 2003 to December 31, 2003	F-26
Schedule V — Specialty Underwriters’ Alliance, Inc. — Valuation and Qualifying Accounts of Registrant	F-27
 Schedule VI — Specialty Underwriters’ Alliance, Inc. — Supplemental Information Concerning Property and Casualty Insurance Operations for the year ended December 31, 2004 and for the period from April 3, 2003 to December 31, 2003
F-28
Schedule III — Potomac Insurance Company of Illinois — Supplementary Insurance Information for the period from January 1, 2004 to November 23, 2004 and for the years ended December 31, 2003 and 2002	F-29
Schedule IV — Potomac Insurance Company of Illinois — Reinsurance for the period from January 1, 2004 to November 23, 2004 and for the years ended December 31, 2003 and 2002	F-30
Schedule V — Potomac Insurance Company of Illinois — Valuation and Qualifying Accounts of Registrant for the year ended December 31, 2003	F-31
 Schedule VI — Potomac Insurance Company of Illinois — Supplemental Information for Property and Casualty Insurance Underwriters for the period from January 1, 2004 to November 23, 2004 and for the years ended December 31, 2003 and 2002
F-32

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Specialty Underwriters’ Alliance, Inc. and its subsidiary at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from April 3, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 28, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:
      In our opinion, the financial statements listed in the accompanying index of Potomac Insurance Company of Illinois present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2004 to November 23, 2004 and for the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 28, 2005

Balance Sheets

	Specialty Underwriters’
	Alliance, Inc.
	(Successor)

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
ASSETS
Fixed maturity investments, at fair value (cost:$50,455)	$50,465	$—
Short-term investments, at amortized cost (which approximates fair value)	47,370	—

Total investments	97,835	—
Cash and cash equivalents	8,986	200
Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	95,959	—
Investment income accrued	677	—
Equipment and capitalized software at cost (less accumulated depreciation of $0)	2,389	—
Prepaid expenses	632	10
Deferred charges	—	4,730
Intangible assets	10,745	—
Other assets	8	—

Total assets	$217,231	$4,940

LIABILITIES
Loss and loss adjustment expense reserves	$95,959	$—
Unearned insurance premiums	3	—
Short-term debt	—	700
Payable for securities purchased	1,000	—
Accounts payable and other liabilities	1,339	23
Stock warrants	—	4,795

Total liabilities	98,301	5,518

Commitments (Note 9)
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 75,000,000 shares; issued and outstanding 14,680,688 shares	147	—
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 26,316 shares	—	—
Paid-in capital — Class A	127,256	—
Paid-in capital — Class B	250	—
Accumulated deficit	(8,733)	(578)
Accumulated other comprehensive income, net of tax	10	—

Total stockholders’ equity	118,930	(578)

Total liabilities and stockholders’ equity	$217,231	$4,940

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income

	Specialty Underwriters’		Potomac Insurance Company
	Alliance, Inc. (Successor)		of Illinois (Predecessor)

	Twelve Months			Twelve Months
	Ended	From April 3,	From January 1,	Ended
	December 31,	to December 31,	to November 23,	December 31,

	2004	2003	2004	2003	2002

	(Dollars in thousands except per share data)
Revenues:
Earned insurance premiums	$—	$—	$—	$9,961	$13,518
Net investment income	278	—	1,329	2,128	1,580
Net realized gains (losses)	2	—	390	(466)	426
Other revenue	—	—	—	318	391

Total revenues	280	0	1,719	11,941	15,915

Expenses:
Loss and loss adjustment expenses	—	—	—	6,821	10,068
Insurance acquisition expenses	—	—	674	1,843	2,990
Service company fees	4,650	205	—	—	—
Financing expenses	268	157	—	—	—
General and administrative expenses	3,517	216	45	939	1,537
Accretion of loss and loss adjustment expense reserves to fair value	—	—	—	243	399

Total expenses	8,435	578	719	9,846	14,994

Pretax income (loss)	(8,155)	(578)	1,000	2,095	921
Federal income tax expense	—	—	(350)	(736)	(326)

Net income (loss) before change in accounting principle	(8,155)	(578)	650	1,359	595

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	3,126

Net income (loss)	(8,155)	(578)	650	1,359	3,721

Net change in unrealized investment gains, net of tax	10	—	(391)	(25)	654

Comprehensive net income (loss)	$(8,145)	$(578)	$259	$1,334	$4,375

Earnings (loss) per share available to common stockholders
Basic	$(4.59)	$(57,800.00)
Diluted	$(4.59)	$(57,800.00)
The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Equity

						Accumulated
						Other
	Common	Paid-in	Common	Paid-in	Retained	Comprehensive	Total
Specialty Underwriters’ Alliance, Inc.	Stock	Capital	Stock	Capital	Earnings	Income (Loss),	Stockholders’
(Successor)	Class A	Class A	Class B	Class B	(Deficit)	Net of Tax	Equity

	(Dollars in thousands)
Balances at April 3, 2003	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(578)	—	(578)

Balances at December 31, 2003	$—	$—	$—	$—	$(578)	$—	$(578)
Net loss	—	—	—	—	(8,155)	—	(8,155)
Net change in unrealized investment gains, net of tax	—	—	—	—	—	10	10
Stock issuance	147	127,256	—	250	—	—	127,653

Balances at December 31, 2004	$147	$127,256	$—	$250	$(8,733)	$10	$118,930

The accompanying notes are an integral part of these financial statements.

Statements of Cash flows

	Specialty Underwriters’		Potomac Insurance Company
	Alliance, Inc. (Successor)		of Illinois (Predecessor)

	Twelve Months			Twelve Months
	Ended	From April 3,	From January 1,	Ended
	December 31,	to December 31,	to November 23,	December 31,

	2004	2003	2004	2003	2002

	(Dollars in thousands)
Cash flows from operations:
Net income (loss)	$(8,155)	$(578)	$650	$1,359	$3,721
Charges (credits) to reconcile net income to cash flows from operations:
Federal income tax expense	—	—	350	736	326
Net realized losses (gains)	(2)	—	(390)	466	(426)
Cumulative effect of change in accounting principle	—	—	—	—	(3,126)
Accrued interest costs exchanged for common stock	234	—	—	—	—
Net change in:
Deferred charges	4,730	(4,730)	—	—	—
Stock warrants	(4,795)	4,795	—	—	—
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	(95,959)	—	42,008	35,591	79,010
Loss and loss adjustment expense reserves	95,959	—	(57,017)	(39,385)	(81,995)
Insurance premiums receivable	—	—	2,119	686	1,746
Unearned insurance premiums	3	—	(4,823)	(1,159)	(6,444)
Deferred acquisition costs	—	—	674	117	394
Other, net	21	13	(683)	(1,966)	5,092

Total adjustments	191	78	(17,762)	(4,914)	(5,423)

Net cash flows used for operations	(7,964)	(500)	(17,112)	(3,555)	(1,702)
Cash flows from investing activities:
Net (increase) decrease in short-term investments	(47,370)	—	12,020	(10,022)	42,775
Sales of fixed maturity investments	—	—	34,272	314,811	44,777
Redemptions, calls and maturities of fixed maturity investments	—	—	13,697	267	—
Purchases of fixed maturity investments	(39,230)	—	(33,555)	(324,867)	(50,415)
Purchase of equipment and capitalized software	(2,389)	—	—	—	—
Net cash paid for acquisition	(20,978)	—	—	—	—

Net cash flows (used for) provided by investing activities	(109,967)	—	26,434	(19,811)	37,137
Cash flows from financing activities
Cash contributions received from Parent	—	—	—	—	505
Cash distributions paid to Parent	—	—	(18,610)	—	(3,000)
Issuance of common stock	123,517	—	—	—	—
Short-term borrowings	3,200	700	—	—	—

Net cash flows (used for) provided by financing activities	126,717	700	(18,610)	—	(2,495)
Net (decrease) or increase from cash and cash equivalents during the period	8,786	200	(9,288)	(23,366)	32,940
Cash and cash equivalents at beginning of the period	200	—	10,307	33,673	733

Cash and cash equivalents at end of the period	$8,986	$200	$1,019	$10,307	$33,673

      On November 23, 2004 the Company repaid short term debt of $3.9 million by the issuance of common stock.
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands)
NOTE 1 — NATURE OF OPERATIONS
      UAI Holdings, Inc., a Delaware holding company, was organized on April 3, 2003. There was no financial activity between the organizational date and the initial funding date of December 12, 2003. On November 5, 2003, UAI Holdings, Inc. changed its name to Specialty Underwriters’ Alliance, Inc. (the “Company”). The Company was organized to provide specialty program commercial property and casualty insurance through wholly owned insurance subsidiaries.
      On November 23, 2004, the Company successfully completed an initial public offering (“IPO”) which generated net proceeds of $119,789. On December 22, 2004 the Company received proceeds of $3,728 from the underwriter’s exercise of the over allotment option.
      Prior to completing the IPO, the Company’s sole source of cash was $3,900 in term loans with senior and subordinated lenders. Concurrent with the IPO, all outstanding loans, together with accrued interest of $236 were repaid, through an exchange for common stock.
      On March 22, 2004, the Company entered into a stock purchase agreement to acquire all of the outstanding shares of Potomac Insurance Company of Illinois (“Potomac”) from OneBeacon Insurance Company (“OneBeacon”). Concurrent with the initial public offering the Company purchased Potomac for $21,997 which was equivalent to Potomac’s statutory basis capital and surplus as of the closing date plus $10,745. On the same date, the Illinois Department of Insurance approved an amendment to Potomac’s charter to change the name to SUA Insurance Company.
      As of December 31, 2004 the Company had not written any insurance policies. As a result its operations consist only of investment activities, start-up costs and operating expenses.
      Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.

NOTE 2 —	ACQUISITION
      The sole reason for the purchase of Potomac was to obtain the insurance licenses of Potomac. The purchase price for Potomac was $21,997. Potomac’s results of operations are included in the consolidated income statement of the Company from November 23, 2004.
      The purchase price has been allocated based on an estimate of the fair value of assets and liabilities assumed as of November 23, 2004, as follows:

Cash	$1,019
Investments	10,233
Cost of insurance licenses	10,745
Reinsurance recoverable on paid and unpaid losses	97,270
Loss reserves	(97,270)

Purchase price	$21,997

      Investments are valued at quoted market price at the date of acquisition. Insurance licenses are valued at their purchase price of $250 for each of the 42 licenses plus transaction cost of $245.
      Potomac was a participant in a OneBeacon inter-company pooling arrangement under which Potomac ceded all of its insurance business into the Pool and assumed 0.5% of the Pool’s insurance business. Potomac ceased its participation in the Pool effective January 1, 2004 and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac will not share in any favorable or unfavorable

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligations.
      Prior to the completion of the acquisition, OneBeacon liquidated all of Potomac’s assets other than cash and investments backing statutory capital and surplus, and settled or assumed Potomac’s remaining non-insurance liabilities.
      The Company did not issue any policies or enter into any reinsurance agreements after the acquisition date. As a result all premium and loss values shown represent the direct premium and loss reserves of Potomac for the period November 23, 2004 to December 31, 2004, which are fully reinsured by OneBeacon.

December 31	2004

Premiums earned:
Direct	$9
Assumed	—
Ceded	(9)

Net	$—

Less reserves
Direct	$95,959
Assumed	—
Ceded	(95,959)

Net	$—

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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

Predecessor
      On January 1, 2002, Potomac adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 entitled “Business Combinations” which requires the recognition of all existing deferred credits arising from business combinations prior to July 1, 2001 through the income statement as a change in accounting principle on the first day of the fiscal year beginning after December 15, 2001. In accordance with SFAS No. 141, Potomac recognized its entire December 31, 2001 unamortized deferred credit balance of $3,126 on January 1, 2002 as a cumulative effect of a change in accounting principle.

Cash and Investments
      All fixed maturity investment securities are classified as available for sale. As such, they are reported at estimated fair value; unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation during the year will be reported as a component of other comprehensive income (loss). Estimated fair value is based on quoted market prices. Where quoted market prices are

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
unavailable, we expect to base the estimate on recent trading. Premium and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.
      Cash and cash equivalents include cash on hand, money market funds and investments with remaining maturities of three months or less, as determined on the date of purchase. Short-term investments consist of investments with original maturities of more than three months but less than one year, as determined on the date of purchase.
      The Company continually monitors the difference between the cost basis and the estimated fair value of investments. The accounting policy for impairment recognition for fixed maturities requires other-than-temporary impairment charges to be recorded when it is determined that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the investment. Impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date, and are included in net realized gains and losses. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.
      Investment income is recorded when earned. Realized investment gains and losses are recognized using specific identification of the security sold.

Equipment and Capitalized Software
      Equipment consists of office furniture and equipment and will be depreciated over three to five years. Capitalized software cost are related to computer software that has been developed for internal use. These costs generally consist of software and licensing costs. The amortization period for capitalized costs is three to five years. None of these assets were placed in service or were ready for their intended use at December 31, 2004, and as a result there was no depreciation or amortization recorded in 2004 or 2003.

Deferred Charges
      Deferred charges consist of deferred stock issuance costs, primarily legal and accounting fees, and deferred financing costs, associated with stock warrants granted to lenders. Deferred financing costs were amortized over the original term of the debt using the interest method. A liability for the fair value of the warrants was accrued at the grant date, offset by a related deferred charge for debt issue costs. Stock warrants were terminated prior to the completion of the IPO on November 23, 2004 and all associated charges were reversed. All other deferred charges were settled and recorded as a reduction of paid in capital as part of the stock issuance costs for the IPO.

Intangible Assets
      The cost of insurance licenses is an indefinite life intangible asset because they will remain in effect indefinitely as long as the Company complies with relevant state insurance regulations. This intangible asset will not be amortized, but will be evaluated for impairment at least annually or upon the occurrence of certain triggering events.

Short-Term Debt
      All outstanding short-term debt as of December 31, 2003, together with additional borrowings during 2004 and accrued interest, were exchanged for common stock at the completion of the IPO. As of December 31, 2004, the Company had no short-term debt.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
Stock Warrants
      In connection with the short-term senior and subordinated loan agreements, the Company issued warrants to the lenders, respectively, to purchase for $.01 per share, the number of shares of common stock of the Company that could be purchased in the planned IPO for $4,795.
      A liability for the fair value of the warrants was accrued at the grant date, offset by a related deferred charge for debt issue costs. The Company valued the warrants at their estimated intrinsic value as if the planned IPO were successful because of the inherent subjectivity in estimating the fair value of the warrants at the date of grant. In 2004, prior to the completion of the IPO in the fourth quarter, the warrants were terminated and the stock warrants and associated charges were reversed in the financial statements.
Earned and Unearned Insurance Premiums
      Premiums are recognized as revenue over the coverage period of policies written on a daily pro rata basis. Unearned insurance premiums represent the portion of premiums written relating to the remaining term of each policy.

Reinsurance
      Reinsurance premiums, commissions expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded will be accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.
      Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers.
      Specialty Underwriters’ Alliance, Inc. acquired Potomac Insurance Company of Illinois on November 23, 2004 and did not issue any policies after the acquisition date. As a result all reserve values shown represent the direct loss and LAE reserves of Potomac at December 31, 2004 which are fully reinsured by OneBeacon Insurance Company.
Unpaid Loss and LAE
      Liabilities for loss and loss adjustment expenses (“LAE”) are comprised of case basis estimates for claims and claim expenses reported prior to year-end and estimates of incurred but not reported (“IBNR”) losses and loss expenses, net of estimated salvage and subrogation recoverable. These estimates are recorded gross of reinsurance and are continually reviewed and updated with any resulting adjustments reflected in current operating results. As of December 31, 2004 all these liabilities consist of the remaining direct obligations of our predecessor, Potomac Insurance Company of Illinois, whose claim handling and reserving are continued to be provided to the Company from OneBeacon.
      In the future, for business generated by the Company, case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      For IBNR losses, the amount of reserves for each line of business are estimated on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given year.
      Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation.
Stock Options
      The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense for options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Recent Accounting Pronouncements
      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to the consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004, as the Company had a net operating loss carry forward in 2004 and has never paid any tax.

NOTE 4 —	INVESTMENTS
      The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2004 were as follows:

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
2004	Amortized Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$6,458	$—	$(8)	$6,450
U.S. Government Agencies Securities	9,153	23	$(3)	9,173
Corporate Securities	29,936	$34	(43)	29,927
Mortgage Backed Securities	4,908	12	$(5)	4,915

Total Fixed Maturities	$50,455	$69	$(59)	$50,465

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      There were no investments at December 31, 2003.
      Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income but do reduce comprehensive net income and stockholders’ equity. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. The Company’s methodology for assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary will include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. The Company did not record any other-than-temporary impairment charges on investment securities for the period ended December 31, 2004.
      The cost or amortized cost and fair values of fixed maturities by contractual maturity at December 31, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized
	Cost	Fair Value

Due in one year or less	$3,983	$3,990
Due after one year through five years	28,845	28,816
Due after one year through ten years	17,467	17,499
Due after ten years	160	160

Total	$50,455	$50,465

      Fixed maturities with carrying values of $9,829 were on deposit with insurance regulatory authorities as required by law at December 31, 2004.
      The Company had no sales on fixed maturities in the year ended December 31, 2004.
      The components of the Company’s net investment income follow:

Twelve Months
Ended
December 31,
2004

Fixed maturities	$113
Short-term investments	165

Net investment income	$278

Predecessor
      Information relating to Potomac’s investments is shown below:

		Twelve Months
		Ended
	Period Ended	December 31,
	November 23,
	2004	2003	2002

Proceeds from voluntary sales	$34,272	$314,811	$44,777
Gross realized gains	687	812	445
Gross realized losses	(297)	(1,278)	(19)

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      The components of Potomac’s net investment income follow:

		Twelve Months
		Ended
	Period Ended	December 31,
	November 23,
	2004	2003	2002

Fixed maturities	$1,408	$2,146	$869
Short-term investments	15	135	755
Other investment income	14	33	109

Gross investment income	1,437	2,314	1,733
Less: investment expenses	108	186	153

Net investment income	$1,329	$2,128	$1,580

NOTE 5 — FEDERAL INCOME TAXES
      As of December 31, 2004 and December 31, 2003 the Company had net operating loss carryforwards of $5,812 and $3, respectively. The Company also had, at December 31, 2004 and December 31, 2003, accumulated start-up and organization expenditures that will be deductible over a 60 month period once operations commence, of $2,920 and $427, respectively. These loss carryforwards and start up and organization expenditures generate a potential asset of $2,969 and $146 at December 31, 2004 and 2003, respectively. The Company has recorded a full valuation allowance against these tax assets until such time as its operating results and future outlook produce sufficient taxable income.

Predecessor
      The components of Potomac’s federal income taxes and a reconciliation of the Potomac’s expected and actual federal income taxes follow:

		Twelve Months
		Ended
	Period Ended	December 31,
	November 23,
	2004	2003	2002

Current	$—	$—	$—
Deferred	350	736	326

Income tax expense	$350	$736	$326

Expected federal income taxes at 35%	$350	$733	$322
Other, net	—	3	4

Income tax expense	$350	$736	$326

NOTE 6 — OTHER COMPREHENSIVE INCOME
      The components of the Company’s other comprehensive income follow:

	Twelve Months
	Ended	From April 3, to
	December 31,	December 31,
	2004	2003

Other comprehensive income for the period:
Unrealized gains on investments	$10	$—
Less related federal income tax expense (benefit)	—	—

Total	$10	$—

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      The components of the Company’s accumulated other comprehensive income at December 31, 2004 and December 31, 2003 follow:

	December 31,	December 31,
	2004	2003

Accumulated other comprehensive income:
Net unrealized gains on investments	$10	$—
Less related federal income taxes	—	—

Total	$10	$—

Predecessor
      The components of Potomac’s other comprehensive income follow:

		Twelve Months
		Ended
	Period ended	December 31,
	November 23,
	2004	2003	2002

Other comprehensive income for the period:
Unrealized (losses) gains on investments	$197	$(504)	$1,432
Adjustment for unrealized gains (losses) realized	(390)	466	(426)
Dividend to parent	(409)	—	—
Less related federal income tax expense (benefit)	211	13	(352)

Total	$(391)	$(25)	$654

NOTE 7 — STOCK OPTIONS
      The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the three-year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of December 31, 2004, was approximately 225,000.
      The following table presents activity under the Stock Option Plan during 2004.

2004

Weighted
Average
Exercise
	Number	Price Per
Option Plan Activity	of Shares	Share

Balance at January 1	—	$—
Options granted	624,600	9.50
Options exercised	—	—
Options forfeited	—	—

Balance at December 31	624,600	9.50

Options exercisable at December 31	—	—

      The weighted-average fair value per share of options granted in 2004 was $4.61.
      Pro forma information regarding net income and earnings per share is required by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to reflect net income and earnings per share under the fair value method. In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

2004

(In thousands of U.S. dollars,
except per share amounts)
Net income (loss) as reported	$(8,155)
Deduct: Compensation expense	(115)

Pro forma net income (loss)	$(8,270)

Basic earnings (loss) per share:
As reported	$(4.59)
Pro forma	$(4.65)
Diluted earnings (loss) per share:
As reported	$(4.59)
Pro forma	$(4.65)
      The fair value of options issued is estimated on the date of grant using the binomial lattice option-pricing model, with the following weighted-average assumptions used for grants in 2004: dividend yield of 0% expected for five years beginning 2005 and no more than 2% expected for five years beginning 2011, expected volatility of 45%, risk free interest rate of 2.24% to 4.43% and an expected life of 7.93 years.

NOTE 8 —	RELATED PARTY TRANSACTIONS
      As of December 31, 2004, the Company had no related party transactions.

Predecessor
      Potomac had a service contract with White Mountains Advisors LLC (“Advisors”), a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provided investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services are based on a fixed fee applied to the month-end market values of the investments being managed. During the periods ended November 23, 2004, December 31, 2003 and December 31, 2002, Potomac incurred a total of $102, $185 and $115 of fees and expenses, respectively, with Advisors for services provided.
      As of January 1, 2004, with its withdrawal from the Pool, Potomac settled its net loss and LAE reserves of $15,278, unearned insurance premiums of $4,097 and other net insurance-related liabilities of $77 with the Pool in exchange for $19,298 in cash.
      During 2004 Potomac declared and paid cash dividends and capital distributions of $18,610 and distributed net assets of $13,276 to OneBeacon. During 2002 Potomac declared and paid $3,000 in cash dividends to OneBeacon and OneBeacon contributed $505 in cash to Potomac.
NOTE 9 — COMMITMENTS
      The Company has entered into an arrangement with Syndicated Services Company, Inc. (“SSC”) for administrative and operational support. The agreement with SSC, dated November 1, 2003, is for a term of 26 months. For the 2005 calendar year the Company will pay SSC a fee of approximately $8,733 in equal monthly installments, commencing January 1, 2005. Either the Company or SSC can terminate the agreement at any time after October 1, 2005 upon 90 days’ written notice.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      On February 3, 2005, the Company entered into a lease agreement for its office space that commences on May 1, 2005 and terminates on April 30, 2020. The Company’s future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15.

NOTE 10 —	REINSURANCE — Predecessor
      The effects of Potomac’s reinsurance follow:

		Twelve Months
		Ended
	Period Ended	December 31,
	November 23,
	2004	2003	2002

Premiums written:
Direct	$267	$928	$3,542
Assumed	(4,823)	8,886	11,781
Ceded	(267)	(928)	(3,542)

Net	$(4,823)	$8,886	$11,781

Premiums earned:
Direct	$667	$1,597	$8,236
Assumed	—	9,961	13,518
Ceded	(667)	(1,597)	(8,236)

Net	—	$9,961	$13,518

Losses and loss adjustment expenses:
Direct	$(130,439)	$24,803	$834
Assumed	—	6,821	10,068
Ceded	130,439	(24,803)	(834)

Net	—	$6,821	$10,068

NOTE 11 —	UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES — Predecessor
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

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      Changes in the Potomac’s liability for unpaid losses and LAE were as follows:

	Twelve Months
	Ended
	December 31,

	2003	2002

Beginning of period:
Gross	$193,672	$275,667
Less reinsurance recoverables	(174,463)	(253,509)

Net	19,209	22,158

Incurred losses and LAE relating to:
Current year	6,086	9,792
Prior years	735	276

Total incurred losses and LAE	6,821	10,068

Accretion of loss and LAE reserves to fair value	243	399
Transfer of loss and LAE reserves to OneBeacon	-	—
Paid losses and LAE related to:
Current year	(3,145)	(4,394)
Prior years	(7,850)	(9,022)

Total paid losses and LAE	(10,995)	(13,416)

End of period:
Net	15,278	19,209
Plus reinsurance recoverables	139,009	174,463

Gross	$154,287	$193,672

      The net unfavorable development of $735 recognized in 2003 related primarily to construction defect claims on OneBeacon’s run-off operations. The 2003 net unfavorable development also resulted from a significant 1995 property claim from a pool in which OneBeacon had participated (the Industrial Risk Insurers pool) which was settled through an arbitration decision during 2003.
      The net unfavorable development of $276 recognized in 2002 related primarily to increases in reserves for workers compensation coverages. This reserve increase related primarily to a continuing unfavorable trend of increases in workers compensation medical claims and indemnity costs.
      In connection with purchase accounting for Potomac, OneBeacon was required to adjust to fair value of Potomac’s loss and LAE reserves and the related reinsurance recoverables by $3,234 and $1,734, respectively, thereby reducing such balances by those amounts on Potomac’s June 1, 2001 balance sheet. This reduction to net loss and LAE reserves of $1,500 is being accreted through an income statement charge over the period that the claims are expected to be settled. As a result, Potomac recognized $243 and $399 of accretion to loss and LAE reserves during 2003 and 2002, respectively.
      As of January 1, 2004, with its withdrawal from the Pool, Potomac transferred net loss and LAE reserves of $15,278 to OneBeacon.
NOTE 12 — STATUTORY INFORMATION
      Statutory accounting is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable to each insurer’s domiciliary state.
      Statutory accounting practices established by the National Association of Insurance Commissioners (NAIC) and adopted, in part, by state insurance departments will determine, among other things, the amount of statutory surplus and statutory net income, which will affect, in part, the amount of funds available to pay dividends.
      As an Illinois property and casualty insurer the maximum amount of dividends which can be paid by the SUA Insurance Company to shareholders without prior approval of the Director of Insurance is the greater of net income or 10% of statutory surplus, further limited to earned surplus. At December 31, 2004 SUA Insurance Company has no earned surplus and therefore no dividend capacity without the prior approval of the Illinois Director of Insurance.
      In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss development and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risk.
      An insurer’s statutory surplus is compared to its risk-based capital requirement. If adjusted statutory surplus falls below company action level risk based capital, the company would be subject to regulatory action including submission of a report to insurance regulators outlining the corrective action the company intends to take.
      SUA Insurance Company’s statutory information is as follows:

Period Ended
December 31,
2004

Ending capital and surplus	$100,725
Net income/(loss)	$(3,383)
Company action level risk-based capital	$830

NOTE 13 —	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following table sets forth the unaudited financial data for the year ended December 31, 2004 and for the period April 1, 2003 (date of inception) to December 31, 2003.

						Fourth
	First	Second	Third	Fourth	Year	and Year
Quarterly Financial Data	2004	2004	2004	2004	2004	2003

	(In thousands, except per share data)
Revenues	$—	$—	$—	$280	$280	$—
Expenses	1,808	5,635	2,109	(1,117)	8,435	578
Net income (loss)	(1,808)	(5,635)	(2,109)	1,397	(8,155)	(578)
Net income (loss) per share	$(180,800.00)	$(563,500.00)	$(210,900.00)	$0.20	$(4.59)	$(57,800.00)

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC. — (Continued)
      Warrants were issued to original lenders for $4,795 in 2003. Expense was recognized for the warrants in the amount of $151, $1,311 and $3,333 in the fourth quarter of 2003, first quarter of 2004 and second quarter of 2004, respectively. The warrants were reduced to $3,996 in the third quarter of 2004, resulting in a gain of $799. The warrants were cancelled in the fourth quarter of 2004 resulting in a gain of $3,996.

SCHEDULE I
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2004

	Cost	Fair Value

	(Dollars in thousands)
Fixed maturities:
U.S. treasury securities	$6,458	$6,450
U.S. government agencies securities	9,153	9,173
Corporate securities	29,936	9,927
Mortgage backed securities	4,908	4,915

Total fixed maturities	50,455	50,465
Short-term investments	47,370	47,370

Total investments	$97,825	$97,835

SCHEDULE II
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	December 31,	December 31,
Balance Sheets	2004	2003

	(Dollars in thousands)
ASSETS
Investments in subsidiaries	$113,812	$—

Total investments	113,812	—
Cash and cash equivalents	4,960	200
Deferred charges	—	4,730
Other assets	481	10

Total assets	$119,253	$4,940

LIABILITIES
Short-term debt	—	700
Accounts payable and other liabilities	323	23
Stock warrants	—	4,795

Total liabilities	323	5,518
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 75,000,000 shares; issued and outstanding 14,680,688 shares	147	—
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 26,316 shares	—	—
Paid-in capital — Class A	127,256	—
Paid-in capital — Class B	250	—
Retained earnings	(8,733)	(578)
Accumulated other comprehensive income, net of tax	10	—

Total stockholders’ equity	118,930	(578)

Total liabilities and stockholders’ equity	$119,253	$4,940

SCHEDULE II
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	Twelve Months	From
	Ended	April 3, to
	December 31,	December 31,
Statement of Operations	2004	2003

	(Dollars in thousands except
	per share data)
Revenues:
Total revenues	$—	$—

Expenses:
Service company fees	2,511	205
Financing expenses	268	157
General and administrative expenses	2,180	216
Loss of subsidiary	3,196	—

Total expenses	8,155	578

Pretax income (loss)	(8,155)	(578)
Federal income tax expense	—	—

Net income (loss)	(8,155)	(578)

Net change in unrealized investment gains, net of tax	10	—

Comprehensive net income (loss)	$(8,145)	$(578)

Earnings (loss) per share available to common stockholders
Basic	$(4.59)	$(57,800.00)
Diluted	$(4.59)	$(57,800.00)

SCHEDULE II
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	Twelve Months	From
	Ended	April 3, to
	December 31,	December 31,
Statement of Cash Flows	2004	2003

	(Dollars in thousands)
Cash flows from operations:
Net income (loss)	$(8,155)	$(578)
Charges (credits) to reconcile net income to cash flows from operations:
Loss (income) of subsidiary	3,196	—
Interest expense exchanged for common stock	234	—
Net change in:
Deferred charges	4,730	(4,730)
Stock warrants	(4,795)	4,795
Other, net	311	13

Total adjustments	3,676	78

Net cash flows used for operations	(4,479)	(500)
Cash flows from investing activities:
Purchase of insurance subsidiary	(21,998)	—
Capital contributions to subsidiary	(95,000)	—
Purchase of capitalized software	(480)	—

Net cash flows (used for) provided by investing activities	(117,478)	—
Cash flows from financing activities
Issuance of common stock	123,517	—
Short-term borrowings	3,200	700

Net cash flows (used for) provided by financing activities	126,717	700
Net increase from cash and cash equivalents during the period	4,760	200
Cash and cash equivalents at beginning of the period	200	—

Cash and cash equivalents at end of the period	$4,960	$200

SCHEDULE III
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

		Future Policy					Benefits,
		Benefits,		Other Policy			Claims,	Amortization
	Deferred	Losses,		Claims and		Net	Losses, and	of Deferred	Other
	Acquisition	Claims, and	Unearned	Benefits	Premiums	Investment	Settlement	Policy	Operating	Premiums
	costs	Loss Expenses	Premiums	Payable	Earned	Income	Expenses	Acquisition	Expenses	Written

(Dollars in thousands)
Twelve months ended:
December 31, 2004	$—	$95,959	$3	$—	$—	$278	$—	$—	$—	$—
Period from:
April 3 through December 31, 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

SCHEDULE IV
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

Percentage of
Premiums		Ceded to Other	Assumed from		Amount
Earned	Direct Amount	Companies	Other Companies	Net Amount	Assumed to Net

(Dollars in thousands)
Twelve months ended:
December 31, 2004	$9	$9	$—	$—	0.0%
Period from:
From April 3, to December 31, 2003	$—	$—	$—	$—	—

SCHEDULE V
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
VALUATION AND QUALIFYING ACCOUNTS
NONE

SCHEDULE VI
SPECIALITY UNDERWRITERS’ ALLIANCE, INC.
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

Claims and Claims
Adjustment
		Reserves for					Expenses Incurred
		Unpaid	Discount, if				Related to		Amortization
		Claims and	any,						of Deferred	Paid Claims
	Deferred	Claims	Deducted			Net	(1)	(2)	Policy	and Claims
	Acquisition	Adjustment	in Column	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

(Dollars in thousands)
Twelve months ended:
December 31, 2004	$—	$95,959	$—	$3	$—	$278	$—	$—	$—	$—	$—
Period from:
April 3, 2003 through December 31, 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

SCHEDULE III
POTOMAC INSURANCE COMPANY OF ILLINOIS
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

		Future Policy					Benefits,
		Benefits,		Other Policy			Claims,	Amortization
	Deferred	Losses,		Claims and		Net	Losses, and	of Deferred	Other
	Acquisition	Claims, and	Unearned	Benefits	Premiums	Investment	Settlement	Policy	Operating	Premiums
	Costs	Loss Expenses	Premiums	Payable	Earned	Income	Expenses	Acquisition	Expenses	Written

	(Dollars in thousands)
Period from:
January 1,2004 through November 23, 2004	$—	$—	$—	$—	$—	$1,329	$—	$—	$45	$(4,823)
Twelve months ended:
December 31, 2003	$674	$154,287	$4,835	$—	$9,961	$2,218	$6,821	$1,843	$939	$8,886
December 31, 2002	$791	$193,672	$6,394	$—	$13,518	$1,580	$10,068	$2,990	$1,537	$11,781

SCHEDULE IV
POTOMAC INSURANCE COMPANY OF ILLINOIS
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to			Percentage
Premiums	Gross	Other	Assumed from	Net	of Amount
Earned	Amount	Companies	Other Companies	Amount	Assumed to Net

	(Dollars in thousands)
Period from:
January 1, 2004 through November 23, 2004	$667	$(667)	$—	$—	—
Twelve months ended:
December 31, 2003	$1,597	$(1,597)	$9,961	$9,961	100%
December 31, 2002	$8,236	$(8,236)	$13,518	$13,518	100%

SCHEDULE V
POTOMAC INSURANCE COMPANY OF ILLINOIS
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions (Subtractions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
	of Period	Expenses	Accounts	Described(1)(2)	Period

	(Dollars in thousands)
Years ended:
December 31, 2003
Allowance for insurance balances receivable	$340	$(167)	$—	$(58)	$115
Allowance for reinsurance recoverable	83	—	—	(13)	70
December 31, 2002
Allowance for insurance balances receivable	$480	$24	$—	$(164)	$340
Allowance for reinsurance recoverable	120	(34)	—	(3)	83

(1)	As of January 1, 2004 with its withdrawal from the Pool, Potomac transferred its valuation and qualifying accounts to OneBeacon.

(2)	Represent write-offs of balances receivables.

SCHEDULE VI
POTOMAC INSURANCE COMPANY OF ILLINOIS
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column
A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K

								Claims and Claims
								Adjustment
		Reserves for						Expenses Incurred
		Unpaid						Related to		Amortization
		Claims and	Discount,							of Deferred	Paid Claims
	Deferred	Claims	if any,				Net	(1)	(2)	Policy	and Claims
	Acquisition	Adjustment	Deducted in		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Column C		Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

(Dollars in thousands)
Period from:
January 1, 2004 through November 23, 2004	$—	$—	$—		$—	$—	$1,329	$—	$—	$—	$—	$(4,823)
Twelve months ended:
December 31, 2003	$674	$154,287	$190	(1)	$4,835	$9,961	$2,218	$6,086	$735	$1,843	$10,995	$8,886
December 31, 2002	$791	$193,672	$211	(1)	$6,394	$13,518	$1,580	$9,792	$276	$2,990	$13,416	$11,781

(1)	The amounts shown exclude unamortized fair value adjustments to reserves of $0, $578, and $821, for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Potomac for the period from January 1, 2004 through November 1, 2004 and the years ended December 31, 2003 and December 31, 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)

By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: Chief Executive Officer
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated .

Signature	Title	Date

/s/ Courtney C. Smith Courtney C. Smith	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ Peter E. Jokiel Peter E. Jokiel	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Robert E. Dean Robert E. Dean	Director	March 30, 2005

/s/ Raymond C. Groth Raymond C. Groth	Director	March 30, 2005

/s/ Paul A. Philp Paul A. Philp	Director	March 30, 2005

/s/ Robert H. Whitehead Robert H. Whitehead	Director	March 30, 2005

/s/ Russell E. Zimmermann Russell E. Zimmermann	Director	March 30, 2005