Form 10-Q
period 2005-03-31
Specialty Underwriters Alliance, Inc.
filed 2005-05-16
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒      No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐     No☒

As of May 13, 2005, there were 14,680,688 shares of common stock, $0.01 par value, outstanding and 42,376 shares of Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

      Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. The Company may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Even though the Company believes that its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from the Company’s expectations contained in its forward-looking statements.

      There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in Item 3 under the caption “Quantitative and Qualitative Disclosures About Market Risk.” You should read these factors and other cautionary statements as being applicable to all related forward-looking statements wherever they appear. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

      A. Financial Statements of Specialty Underwriters’ Alliance, Inc.

Balance Sheets

	Specialty Underwriters' Alliance, Inc.
	Unaudited
	March 31,	December 31,
	2005	2004
Assets	(dollars in thousands)
Fixed maturity investments, at fair value (cost: $85,300 and $50,455)	$84,015	$50,465
Short-term investments, at amortized cost (which approximates fair value)	13,241	47,370

Total investments	97,256	97,835
Cash and cash equivalents	1,463	8,986
Insurance receivables	6,791	—
Reinsurance recoverable on unpaid loss and loss adjustment expenses	95,558	95,959
Prepaid reinsurance premiums	871	3
Investment income accrued	705	677
Equipment and capitalized software at cost (less accumulated depreciation of $447 and $0)	3,192	2,389
Intangible assets	10,745	10,745
Deferred acquisition costs	1,707	—
Other assets	2,141	637

Total assets	$220,429	$217,231

Liabilities
Loss and loss adjustment expense reserves	$95,832	$95,959
Unearned insurance premiums	7,957	3
Payble for securities purchased	—	1,000
Accounts payable and other liabilities	3,223	1,339

Total liabilities	107,012	98,301

Commitments (Note 6)
Stockholders’ equity
Common stock Class A at $.01 par value per share - authorized 75,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share - authorized 2,000,000 shares; issued and outstanding 42,376 and 26,316 shares	—	—
Paid-in capital — Class A	127,256	127,256
Paid-in capital — Class B	400	250
Accumulated deficit	(13,225)	(8,733)
Accumulated other comprehensive income, net of tax	(1,161)	10

Total stockholders’ equity	113,417	118,930

Total liabilities and stockholders’ equity	$220,429	$217,231

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
(Unaudited)

	Specialty Underwriters'		Potomac Insurance Company
	Alliance, Inc. (Successor)		of Illinois (Predecessor)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2004
	(dollars in thousands)
Revenues:
Earned insurance premiums	$470	$—	$2,752
Net investment income	793	—	360
Net realized (losses) gains	2	—	100
Other revenue	—	—	2

Total revenue	1,265	—	3,214

Expenses:
Loss and loss adjustment expenses	471	—	1,721
Amortization of deferred acquisition costs	100	—	124
Service company fees	2,205	15	—
Other operating expenses	2,981	441	722
Financing expenses	—	1,352	—
Accretion of loss and loss adjustment expenses to fair value	—	—	50

Total expenses	5,757	1,808	2,617

Pretax income (loss)	(4,492)	(1,808)	597
Federal income tax (expense) benefit	—	—	(209)

Net income (loss)	(4,492)	(1,808)	388

Net change in unrealized gains and losses for investments held, after tax	(1,171)	—	170
Recognition of unrealized gains and losses for investments sold, after tax	—	—	(65)

Comprehensive net income (loss)	$(5,663)	$(1,808)	$493

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(0.31)	$(180,800.00)	NM
Diluted	$(0.31)	$(180,800.00)	NM

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Equity
(Unaudited)

						Accumulated
						Other
	Common	Paid-in	Common	Paid-in	Retained	Comprehensive	Total
Specialty Underwriters' Alliance, Inc.	Stock	Capital	Stock	Capital	Earnings	Income (Loss),	Stockholders'
(Successor)	Class A	Class A	Class B	Class B	(Deficit)	Net of Tax	Equity
			(dollars in thousands)
Balance at December 31, 2003	$—	$—	$—	$—	$(578)	$—	$(578)

Net loss	—	—	—	—	(1,808)	—	(1,808)

Balance at March 31, 2004	—	—	—	—	(2,386)	—	(2,386)

Balance at December 31, 2004	147	127,256	—	250	(8,733)	10	118,930

Net loss	—	—	—	—	(4,492)	—	(4,492)

Net change in unrealized investment losses, net of tax	—	—	—	—	—	(1,171)	(1,171)

Stock issuance	—	—	—	150	—	—	150

Balance at March 31, 2005	$147	$127,256	$—	$400	$(13,225)	$(1,161)	$113,417

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows
(Unaudited)

	Specialty Underwriters'		Potomac Insurance Company
	Alliance, Inc. (Successor)		of Illinois (Predecessor)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2004
Cash flows from operations:	(dollars in thousands)
Net income (loss)	$(4,492)	$(1,808)	$388
Charges (credits) to reconcile net income to cash flows from operations:
Amortization of deferred charges	—	1,311	—
Federal income tax expense (benefit)	—	—	209
Net realized losses (gains)	(2)	—	(100)
Amortization of bond discount	136	—	—
Depreciation	447	—	—
Net change in:
Deferred stock issuance costs	—	(216)	—
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	401	—	14,798
Loss and loss adjustment expense reserves	(127)	—	(15,421)
Insurance premiums receivable	(6,791)	—	(276)
Unearned insurance premiums	7,954	—	314
Deferred acquisition costs	(1,707)	—	(125)
Prepaid reinsurance premiums	(868)	—	—
Other, net	356	435	(401)

Net cash flows (used for) provided by operations	(4,693)	(278)	(614)

Cash flows from investing activities:
Acquisition deposit	—	(250)	—
Net (increase) decrease in short-term investments	34,129	—	12,020
Sales of fixed maturity investments	4,865	—	1,943
Redemptions, calls and maturities of fixed maturity investments	—	—	340
Purchases of fixed maturity investments	(39,720)	—	(3,252)
Unsettled net investment purchases (sales)	(1,004)	—	(20,018)
Purchase of equipment and capitalized software	(1,250)	—	—

Net cash flows (used for) provided by investing activities	(2,980)	(250)	(8,967)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	575	—
Issuance of common stock	150	—	—

Net cash provided by financing activities	150	575	—

Net (decrease) increase in cash and cash equivalents during the period	(7,523)	47	(9,581)
Cash and cash equivalents at beginning of the period	8,986	200	10,307

Cash and cash equivalents at end of the period	$1,463	$247	$726

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

Note 1 — Basis of Presentation

      The Condensed Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc. (SUA) and its consolidated subsidiary, SUA Insurance Company. SUA completed an initial public offering (IPO) of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois (Potomac). For accounting purposes Potomac is considered an accounting predecessor. Potomac has subsequently been renamed SUA Insurance Company.

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

      The interim financial data as of March 31, 2005, and for the three months ended March 31, 2005 and for the three months ended March 31, 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the company results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.

      The predecessor financial statements of Potomac reflect Potomac as a participant in the One Beacon Insurance Company (OneBeacon) Amended and Restated Reinsurance Agreement. Under that agreement Potomac ceded all of its insurance assets and liabilities into a pool (Pool) and assumed a 0.5% share of the Pool’s assets and liabilities. On April 1, 2004 Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby Potomac reinsured all of its business written with One Beacon effective as of January 1, 2004. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless One Beacon fails to perform on its reinsurance obligation.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

Note 2. Net Loss Per Share

      Net Loss per share was determined by dividing the net loss by the applicable shares outstanding (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
Net loss, as reported (unaudited)	$(4,492)	$1,808

Average common shares outstanding (basic and diluted)	14,707	—

Net Loss Per Share (in dollars)	$(0.31)	$(180,800.00)

Note 3. Income Taxes

      As of March 31, 2005 and December 31, 2004 the Company had net operating loss carryforwards of $10,305 and $5,812, respectively. The Company also had, at March 31, 2005 and December 31, 2004, accumulated start-up and organization expenditures of $2,920 that are deductible over a 60 month period. These loss carry forwards and start up and organization expenditures generate a potential asset of $4,497 and $2,969 at March 31, 2005 and December 31, 2004, respectively. The Company has recorded a full valuation allowance against these tax assets until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

Note 4. Commitments

      The Company has entered into an arrangement with Syndicated Services Company, Inc. (“SSC”) for administrative and operation support. The agreement with SSC, dated November 1, 2003, is for a term of 26 months. For the 2005 calendar year the Company will pay SSC a fee of approximately $8,733 in equal monthly installments, commencing January 1, 2005. Either the Company or SSC can terminate the agreement at any time after October 1, 2005 upon 90 days’ written notice.

      On February 3, 2005, the Company entered into a lease agreement for its office space that commences on May 1, 2005 and terminates on April 30, 2020. The Company’s future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

Note 5. Stock Options

      The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the three-year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of March 31, 2005, was 198,534.

      The following table presents activity under the Stock Option Plan as of March 31, 2005.

		Weighted
		Average
		Exercise
	Number	Price Per
Option Plan Activity	of Shares	Share
Balance at January 1, 2005	624,800	$9.50
Options granted	36,666	9.64
Options exercised	—	—
Options forfeited	(10,000)	9.50

Balance at March 31, 2005	651,466	9.51

Options exercisable at March 31, 2005	—	—

      The weighted average fair value per share of options granted in the first quarter of 2005 was $4.23.

      Pro forma information regarding net income and earnings per share is required by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to reflect net income and earnings per share under the fair value method. In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results.

      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC amended compliance dates for FASB Statement No. 123R on Employee Stock Options to allow implementation at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

March 31, 2005
(In thousands of
U.S. dollars,
except per share
amounts)
Net income (loss) as reported	$(4,492)
Deduct: Compensation expense	(238)

Pro forma net income (loss)	$(4,730)

Basic earnings (loss) per share:
As reported	$(0.31)
Pro forma	$(0.32)
Diluted earnings (loss) per share:
As reported	$(0.31)
Pro forma	$(0.32)

      The fair value of options issued is estimated on the date of grant using the binomial lattice option-pricing model, with the following weighted-average assumptions used for grants as of March 31, 2005: dividend yield of 0% expected for five years beginning 2005 and no more than 2% expected for five years beginning 2010, expected volatility of 45%, risk free interest rate of 2.71% to 4.30% and an expected life of 5.63 years.

Note 6. Intangible Assets

      Intangible assets consist of the cost of insurance licenses of Potomac, allocated as part of the purchase, of $10,745. The cost of insurance licenses is an indefinite life intangible asset because they will remain in effect indefinitely as long as the Company complies with relevant state insurance regulations. This intangible asset will not be amortized, but will be evaluated for impairment at least annually.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

Note 7. Unpaid Loss and Loss Adjustment Expenses

      Loss and LAE reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends.

      At March 31, 2005 the Company reported gross loss and loss adjustment expense reserves of $95,832 of which $95,537 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which was fully reinsured by OneBeacon. At December 31, 2004 the Company reported gross loss and loss adjustment expense reserves of $95,959, all of which represented the gross direct loss and loss adjustment expense reserves of Potomac, which was fully reinsured by OneBeacon.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the company’s unaudited financial statement and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Certain of the information in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors will cause our actual results to differ materially from those anticipated or implied by these forward-looking statements.

The Company

Overview

      We were formed on April 3, 2003 for the purpose of achieving attractive returns in the specialty program commercial property and casualty insurance business by using an innovative business model. Specialty programs typically serve niche groups of insureds that require highly specialized knowledge of a business class to achieve underwriting profits. This segment has traditionally been underserved by most standard commercial property and casualty insurers, due to the complex business knowledge and the investment required to achieve attractive underwriting profits. Competition in this segment is based primarily on customer service, availability of insurance capacity, specialized policy forms, efficient claim handling and other value-based considerations, rather than price.

      On November 23, 2004 we completed our initial public offering (IPO) and concurrent private placements and completed the acquisition of Potomac Insurance Company of Illinois (Potomac).

      Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.

      The historic results of Potomac, our accounting predecessor, reflects Potomac’s operations as a member of the OneBeacon Insurance Company (OneBeacon) inter-company pooling arrangement (Pool), under which Potomac ceded all of its insurance business into the Pool and assumed 0.5% of the Pool’s insurance business. On April 1, 2004, effective January 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligations.

Results of Operations Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

      On January 1, 2005 we commenced our insurance operations. However, due to the lead times necessary to quote and place business, we did not effectively begin writing policies until March 2005. Gross written premiums for the first quarter were $8,466. Total revenues consisted of earned premium of $470, investment income of $793 and realized gains of $2. Total expenses were $5,757 consisting of loss and loss adjustment expense of $471, amortization of deferred acquisition cost of $100, service company fees of $2,205 and other operating expenses of $2,981. Other operating expenses include $1,280 of salaries and benefit costs, $600 of professional and consulting fees, $500 of depreciation and amortization and $601 of other expenses. For the three months ended March 31, 2005 we reported a net loss of $4,492.

      For the three months ended March 31, 2004 we reported a net loss of $1,808 as a result of start up costs while not recording any revenues. Total expenses consisted of financing expenses of $1,352 and other operating expenses of $456.

      For the three months ended March 31, 2004, Potomac was still a member of the Pool and reported net income of $388. Total revenues were $3,214 consisting primarily of earned premiums of $2,752 and investment income and realized gains of $460. Total expenses were $2,617 representing loss and loss adjustment expenses of $1,721, acquisition and other operating expenses of $846, and $50 of accretion of loss and loss adjustment expenses to fair value. Net income tax expense was $209.

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

      For the three months ended March 31, 2005 net cash used for operating activities was $4,693 reflecting the initiation of our insurance operations where premiums, investment income and realized gains were insufficient to cover loss, loss adjustment expenses, acquisition and other operating expenses.

      For the three month ended March 31, 2004 our net cash used by operating activities was $278 representing start-up activities. Cash used for investment activities was $250 for an acquisition deposit paid to OneBeacon for the purchase of Potomac. We also received funds from additional borrowings of $575.

      For the three months ended March 31, 2004 Potomac’s net decrease in cash was $9,581.

      As of March 31, 2005, we had no long-term debt obligations or short-term borrowings.

      The investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value based on quoted market prices. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of comprehensive net income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive net income in stockholders equity.

      The aggregate fair market value of our fixed maturity investments at March 31, 2005 was $84,015 compared to cost of $85,300. The aggregate fair market value of our fixed maturity investments at December 31, 2004 was $50,465 compared to cost of $50,455.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC amended compliance dates for FASB Statement No. 123R on Employee Stock Options to allow implementation at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004, as we had a net operating loss carry forward in 2004 and have never paid any tax.

Commitments

      On February 3, 2005, we entered into a lease agreement for our office space that commences on May 1, 2005 and terminates on April 30, 2020. Our future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

      The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company’s fixed maturity portfolio:

			Estimated	After Tax
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
dollars in thousands	at 3/31/05	Interest Rate	Interest Rate	in Carrying Value
Fixed Maturity Investments	$97,256	100 bp decrease	$99,168	$1,912
		50 bp decrease	$97,742	$486
		50 bp increase	$94,789	$(2,467)
		100 bp increase	$93,292	$(3,964)

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

      The portfolio of fixed maturities consists solely of high quality bonds at March 31, 2005 and December 31, 2004. The following table summarizes bond ratings at Market or Fair value.

	3/31/2005		12/31/2004
		(dollars in thousands)
		Percent of		Percent of
	Market Value	Portfolio	Market Value	Portfolio
US Govt & Other Bonds	$27,834	33.1%	$15,624	31.0%
AA Rated	$15,938	19.0%	$3,917	8.0%
A Rated	$40,243	47.9%	$30,924	61.0%

	$84,015	100.0%	$50,465	100.0%

      We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we will establish business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

Item 4: Controls and Procedures

      As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

      None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

      None.

Item 6: Exhibits

      Exhibits:

Exhibit
Number	Description
31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)
Dated: May 16, 2005	By:	/s/ Courtney C. Smith
		Name:	Courtney C. Smith
		Title:	President and Chief Executive Officer

Dated: May 16, 2005	By:	/s/ Peter E. Jokiel
		Name:	Peter E. Jokiel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer

Exhibits Index

Exhibit
Number	Description
31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002