Form 10-Q
period 2005-06-30
Specialty Underwriters Alliance, Inc.
filed 2005-08-12
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 12, 2005, there were 14,680,688 shares of common stock, $0.01 par value, outstanding and 83,706 shares of Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
     A. Financial Statements of Specialty Underwriters’ Alliance, Inc.
Balance Sheets
Specialty Underwriters’ Alliance, Inc.

	Unaudited
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets
Fixed maturity investments, at fair value (amortized cost: $90,566 and $50,455)	$90,501	$50,465
Short-term investments, at amortized cost (which approximates fair value)	4,655	47,370

Total investments	95,156	97,835
Cash and cash equivalents	1,020	8,986
Insurance receivables	25,360	—
Reinsurance recoverable on unpaid loss and loss adjustment expenses	84,304	95,959
Prepaid reinsurance premiums	3,264	3
Investment income accrued	1,133	677
Equipment and capitalized software at cost (less accumulated depreciation of $836 and $0)	3,681	2,389
Intangible assets	10,745	10,745
Deferred acquisition costs	5,297	—
Other assets	2,677	637

Total assets	$232,637	$217,231

Liabilities
Loss and loss adjustment expense reserves	$86,411	$95,959
Unearned insurance premiums	29,575	3
Payable for securities purchased	—	1,000
Accounts payable and other liabilities	5,798	1,339

Total liabilities	121,784	98,301

Commitments (Note 4)
Stockholders’ equity
Common stock Class A at $.01 par value per share - authorized 30,000,000 and 75,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share - authorized 2,000,000 shares; issued and outstanding 83,707 and 26,316 shares	1	—
Paid-in capital — Class A	127,256	127,256
Paid-in capital — Class B	749	250
Accumulated deficit	(17,235)	(8,733)
Accumulated other comprehensive income (loss)	(65)	10

Total stockholders’ equity	110,853	118,930

Total liabilities and stockholders’ equity	$232,637	$217,231

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
(Unaudited)

		Specialty Underwriters'			Potomac Insurance Company
		Alliance, Inc. (Successor)			of Illinois (Predecessor)
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2004	2004
	(dollars in thousands)
Revenues:
Earned insurance premiums	$3,032	$—	$3,502	$—	$(2,752)	$—
Net investment income	1,043	—	1,836	—	432	792
Net realized losses	(3)	—	(1)	—	(202)	(102)
Other revenue	—	—	—	—	(2)	—

	4,072	—	5,337	—	(2,524)	690

Expenses:
Loss and loss adjustment expenses	2,319	—	2,790	—	(1,721)	—
Amortization of deferred acquisition costs	640	—	740	—	(124)	—
Service company fees	2,203	323	4,408	338	—	—
Other operating expenses	2,920	1,916	5,901	2,357	(722)	—
Financing expenses	—	3,395	—	4,747	—	—
Accretion of loss and loss adjustment expenses to fair value	—	—	—	—	(50)	—

Total expenses	8,082	5,634	13,839	7,442	(2,617)	—

Pretax income (loss)	(4,010)	(5,634)	(8,502)	(7,442)	93	690
Federal income tax expense	—	—	—	—	(33)	(242)

Net income (loss)	(4,010)	(5,634)	(8,502)	(7,442)	60	448

Net change in unrealized gains and losses for investments held, after tax	1,096	—	(75)	—	(624)	(454)
Recognition of unrealized gains and losses for investments sold, after tax	—	—	—	—	131	66

Comprehensive net income (loss)	$(2,914)	$(5,634)	$(8,577)	$(7,442)	$(433)	$60

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(0.27)	$(563,400.00)	$(0.58)	$(744,200.00)	$NM	$NM
Diluted	$(0.27)	$(563,400.00)	$(0.58)	$(744,200.00)	$NM	$NM
The accompanying notes are an integral part of these financial statements.

Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders'
(Successor)	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity
	(dollars in thousands)
Balance at December 31, 2004	147	127,256	—	250	(8,733)	10	118,930
Net loss	—	—	—	—	(8,502)	—	(8,502)
Net change in unrealized investment losses, net of tax	—	—	—	—	—	(75)	(75)
Stock issuance	—	—	1	499	—	—	500

Balance at June 30, 2005	$147	$127,256	$1	$749	$(17,235)	$(65)	$110,853

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(Unaudited)

			Potomac Insurance
	Specialty Underwriters'		Company of Illinois
	Alliance, Inc. (Successor)		(Predecessor)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2004
	(dollars in thousands)
Cash flows from operations:
Net income (loss)	$(8,502)	$(7,442)	$448
Charges (credits) to reconcile net income to cash flows from operations:
Federal income tax expense	—	—	242
Net realized losses	1	—	102
Amortization of bond discount	109	—	—
Depreciation	836	—	—
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	11,655	—	23,507
Loss and loss adjustment expense reserves	(9,548)	—	(38,516)
Insurance premiums receivable	(25,360)	—	—
Unearned insurance premiums	29,572	—	(4,611)
Deferred acquisition costs	(5,297)	—	674
Prepaid reinsurance premiums	(3,261)	—	—
Deferred charges	—	4,038
Other, net	1,960	2,766	382

Net cash flows (used for) provided by operations	(7,835)	(638)	(17,772)

Cash flows from investing activities:
Acquisition deposit	—	(500)	—
Net decrease in short-term investments	42,715	—	11,388
Sales of fixed maturity investments	6,259	—	7,189
Redemptions, calls and maturities of fixed maturity investments	—	—	2,912
Purchases of fixed maturity investments	(46,480)	—	(13,204)
Unsettled net investment purchases (sales)	(997)	—	(772)
Purchase of equipment and capitalized software	(2,128)	(231)	—

Net cash flows (used for) provided by investing activities	(631)	(731)	7,513

Cash flows from financing activities:
Proceeds from short-term borrowings	—	1,200	—
Issuance of common stock	500	—	—

Net cash provided by financing activities	500	1,200	—

Net (decrease) increase in cash and cash equivalents during the period	(7,966)	(169)	(10,259)
Cash and cash equivalents at beginning of the period	8,986	200	10,307

Cash and cash equivalents at end of the period	$1,020	$31	$48

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
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
     The interim financial data as of June 30, 2005, and for the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
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

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)
Note 2. Net Loss Per Share
     Net Loss per share was determined by dividing the net loss by the applicable shares outstanding:

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
Net loss, as reported	$(4,010)	$(5,634)
Average common shares outstanding (basic and diluted)	14,754	—
Net Loss Per Share (in dollars)	$(0.27)	$(563,400.00)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net loss, as reported	$(8,502)	$(7,442)
Average common shares outstanding (basic and diluted)	14,731	—
Net Loss Per Share (in dollars)	$(0.58)	$(744,200.00)
Note 3. Income Taxes
     As of June 30, 2005 and December 31, 2004 the Company had net operating loss carryforwards of $14,606 and $5,812, respectively. The Company also accumulated start up and organization expenditures, that are deductible over a 60 month period, of $2,920 through December 31, 2004. The unamortized portion of these costs were $2,628 and $2,920 at June 30, 2005 and December 31, 2004, respectively. These loss carryforwards and start up and organization expenditures generate a potential asset of $5,860 and $2,969 at June 30, 2005 and December 31, 2004, respectively. The Company has recorded a full valuation allowance against these tax assets until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)
Note 4. Commitments
     The Company has entered into an arrangement with Syndicated Services Company, Inc. (“SSC”) for administrative and operation support. The agreement with SSC, dated November 1, 2003, is for a term of 26 months. For the 2005 calendar year the Company is obligated to pay SSC a fee of approximately $8,733 in equal monthly installments, commencing January 1, 2005. Either the Company or SSC can terminate the agreement at any time after October 1, 2005 upon 90 days’ written notice.
     On February 3, 2005, the Company entered into a lease agreement for its home office space that commenced on May 1, 2005 and terminates on April 30, 2020. The Company’s future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15. Included in the lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the lease term in relation to square footage occupied by the Company.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)
Note 5. Stock Options
     The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the three-year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of June 30, 2005, was 128,534.
     The following table presents activity under the Stock Option Plan as of June 30, 2005.

		Weighted
		Average
		Exercise
	Number	Price Per
Option Plan Activity	of Shares	Share
Balance at March 31, 2005	651,466	$9.51
Options granted	80,000	8.31
Options exercised	—	—
Options forfeited	(10,000)	9.00

Balance at June 30, 2005	721,466	9.38

Options exercisable at June 30, 2005	—	—

     The weighted average fair value per share of options granted in the second quarter of 2005 was $3.42.
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

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)

Six Months Ended
June 30, 2005
(In thousands of U.S. dollars,
except per share amounts)
Net income (loss) as reported	$(8,502)
Deduct: Compensation expense	(482)

Pro forma net income (loss)	$(8,984)

Basic earnings (loss) per share:
As reported	$(0.58)
Pro forma	$(0.61)
Diluted earnings (loss) per share:
As reported	$(0.58)
Pro forma	$(0.61)
     The fair value of options issued is estimated on the date of grant using the binomial lattice option-pricing model, with the following weighted-average assumptions used for grants as of June 30, 2005: dividend yield of 0% expected for the five years beginning 2005 and no more than 2% expected for the five years beginning 2010, expected volatility of 45%, risk free interest rate of 3.36% to 4.34% and an expected life of 5.34 years.
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
     At June 30, 2005 the Company reported gross loss and loss adjustment expense reserves of $86,411 of which $84,120 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon. At December 31, 2004 the Company reported gross loss and loss adjustment expense reserves of $95,959, all of which represented the gross direct loss and loss adjustment expense reserves of Potomac, which are fully reinsured by OneBeacon.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the company will be achieved. The company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Unless otherwise indicated in this Item 2, all dollar amounts presented herein are in thousands.
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
     Prior to our IPO, all activities consisted of start up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.
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
     Results of Operations Three and Six Months Ended June 30, 2005 and Three and Six Months Ended June 30, 2004
     On January 1, 2005 we commenced our insurance operations. However, due to the lead times necessary to quote and place business, we did not effectively begin writing policies until March 2005. The company is still in early stages of developing its operations and introducing its products through its partner agents to the insurance market place. During these early stages of development insurance revenues and investment income will not be sufficient to absorb the company’s operating expenses and operating losses will occur. Further, the benefits of tax losses generated will not be recognized until the company’s operating results and future outlook produce sufficient taxable income.
     Gross written premiums for the six months ended June 30, 2005 were $33,522. Total revenues consisted of earned premium of $3,502, investment income of $1,836 and realized losses of $1. Total expenses were $13,839 consisting of loss and loss adjustment expense of $2,790, amortization of deferred acquisition cost of $740, service company fees of $4,408 and other operating expenses of $5,901. Other operating expenses include $2,835 of salaries and benefit costs, $1,143 of professional and consulting fees, $846 of depreciation and amortization and $1,077 of other expenses. For the six months ended June 30, 2005 we reported a net loss of $8,502.
     For the three months ended June 30, 2005 gross written premiums were $25,056. Total revenues consisted of earned premium of $3,032, investment income of $1,043 and realized losses of $3. Total expenses for the three months ended June 30, 2005 were $8,082, $2,319 related to insured losses and loss adjustment expenses and $5,736 of acquisition costs and general administrative and operating expenses. During the second quarter, general administrative expenses totaled $5,123, of which $2,203 was service company fees with Syndicated Services Company, Inc. Other major categories of expense included $1,555 of salaries and benefit costs, $543 of professional and consulting fees, $346 of depreciation and amortization and $476 of other expenses. For the three months ended June 30, 2005 we reported a net loss of $4,010.
     The two largest components of expenses are salaries and benefits and our service company fees under our contract with Syndicated Services, Inc. (SSC). We have completed the initial hiring of approximately 50 employees; any significant new hiring will occur only as our volume increases. Our expenses continue to be higher than anticipated as the fees under our SSC contract are not appropriately aligned with our premium volume. Our current contract with SSC terminates on December 31, 2005.

     Our Partner Agent, Risk Transfer Holdings, Inc., (RTH), specializes in providing workers’ compensation coverage to PEOs, which are organizations that provide small employers with human resource services, employee benefits, and workers’ compensation insurance. Currently we are writing business in California, Florida and have expanded into Georgia, Alabama and South Carolina. We are also targeting other states that offer favorable environments. RTH produced total written premiums of $23,053 from 20 PEO accounts for the six months ended June 30, 2005 and $17,758 of total written premiums from 18 PEOs for the three months ended June 30, 2005.
     AEON Insurance Group, Inc. (AEON), the company’s Partner Agent specializing in tow trucks and repossession segments, fully rolled out its towing customer group into 23 states in the second quarter. This is up from the initial nine states in the first quarter and will increase to 40 states by the third quarter. AEON’s total written premium volume was $3,346 from 115 policies in the six months ended June 30, 2005 and total written premiums were $1,862 from 90 policies for the three months ended June 30, 2005. The company also added a collateral recovery customer group, focused on voluntary auto repossession and has begun to issue policies. The collateral recovery is designed for the professional repossessor and offers coverages such as general liability, auto liability and property.
     American Team Managers (ATM) specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and small to midsize workers’ compensation niches within California. Total written premiums for the six months ended June 30, 2005 were $7,126 from 728 policies and total written premiums were $5,436 from 541 policies for the three months ended June 30, 2005. We have enhanced the contractors product and have increased marketing efforts to reintroduce this enhanced product and add agents.
     Specialty Risk Solutions, LLC (SRS), our newest Partner Agent, specializes in providing workers’ compensation and general liability to the public entity segment including schools, municipalities and special districts. We have begun quoting accounts and continue to look for opportunities that fit our guidelines.
     We expect that premium volume from our existing agents will continue to increase each subsequent quarter. Our business written through the second quarter was approximately 75% workers’ compensation and our longer term goal is to have a better balance between workers’ compensation, general liability and commercial auto. As a result, we have signed letters of intent with two additional Partner Agents specializing in general liability and commercial auto for general and specialty contractors. We are also continuing to explore the appointments of new Partner Agents to increase our volume and balance our book of business.
     For the six months ended June 30, 2004 we reported a net loss of $7,442 as a result of start up costs while not recording any revenues. Total expenses consisted of financing expenses of $4,747, service company fees of $338 and other operating expenses of $2,357.
     For the three months ended June 30, 2004 we reported a net loss of $5,634 as a result of start up costs while not recording any revenues. Total expenses consisted of financing expenses of $3,395, service company fees of $323 and other operating expenses of $1,916.

     For the six months ended June 30, 2004, Potomac was no longer a member of the Pool and reported net income of $448, consisting of investment income of $792, realized losses of $102 and income taxes of $242.
     For the three months ended June 30, 2004, Potomac reflected its depooling with OneBeacon, reversing previous underwriting activity from the first quarter of 2004, including negative premiums earned and other revenues of $2,754, negative losses and expenses of $2,617. Investment income and realized losses were $230. Income taxes were $33. Net income for the three months ended June 30, 2004 was $60.
Liquidity and Capital Resources
     We are organized as a Delaware holding company and, as such, have no direct operations of our own. Our assets consist primarily of investments in our subsidiary, through which we conduct substantially all of our insurance operations.
     As a holding company, we have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make these payments is limited by the applicable laws and regulations of Illinois. There are restrictions on the payment of dividends by our insurance subsidiary to us.
     For the six months ended June 30, 2005 net cash used for operating activities was $7,835. As indicated in our discussion of Results of Operations, in our early stages of development, premium collections and investment income are insufficient to fund operating expenses. Further cash used in investment activities was $631 principally representing additions to equipment and capitalized software.
     For the six months ended June 30, 2004 our net cash used by operating activities was $638 representing start up activities. Cash used for investment activities was $500 for an acquisition deposit paid to OneBeacon for the purchase of Potomac and $231 used to acquire capitalized software. We also received funds from borrowings of $1,200.
     For the six months ended June 30, 2004 Potomac’s net decrease in cash was $10,259 representing principally the settlement of pool balances offset by funds raised in net sales of investments.
     As of June 30, 2005, we had no long-term debt obligations or short-term borrowings.
     Our investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value based on quoted market prices. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of comprehensive net income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive net income in stockholders equity.

     The aggregate fair market value of our fixed maturity investments at June 30, 2005 was $90,501 compared to amortized cost of $90,566. The aggregate fair market value of our fixed maturity investments at December 31, 2004 was $50,465 compared to amortized cost of $50,455.
Recent Accounting Pronouncements
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC amended compliance dates for FASB Statement No. 123R on Employee Stock Options to allow implementation at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004, as we had a net operating loss carry forward in 2004 and have never paid any tax.

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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company’s fixed maturity portfolio:

			Estimated	After Tax
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
dollars in thousands	at 6/30/05	Interest Rate	Interest Rate	in Carrying Value
Total Investments	$95,156	100 bp decrease	$96,817	$1,661
		50 bp decrease	$95,492	$336
		50 bp increase	$92,655	$(2,501)
		100 bp increase	$91,165	$(3,991)
Credit Risk
     Our portfolio includes primarily fixed income securities and short-term investments, which are subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. In our risk management strategy and investment policy, we earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers and to limit the amount of credit exposure to any one issuer.
     The portfolio of fixed maturities consists solely of high quality bonds at June 30, 2005 and December 31, 2004. The following table summarizes bond ratings at Market or Fair value.

	6/30/2005		12/31/2004
		(dollars in thousands)
		Percent of		Percent of
	Market Value	Portfolio	Market Value	Portfolio

US Govt & Other Bonds	$29,912	33.1%	$15,624	31.0%
AA Rated	$16,194	17.9%	$3,917	8.0%
A Rated	$44,395	49.1%	$30,924	61.0%

	$90,501	100.0%	$50,465	100.0%

     We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we established business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.
Item 4: Controls and Procedures
     As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
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
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 2: Recent Sales of Unregistered Securities
     None.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on May 12, 2005, seven directors were elected to the Board of Directors to serve a term of one year, with the following votes:

	For	Against
Courtney Smith Peter Jokiel Robert Dean Raymond Groth Paul Philp Robert Whitehead Russell Zimmermann	12,757,071 12,758,801 12,758,801 12,758,801 12,758,801 12,758,801 12,758,801	28,430 26,700 26,700 26,700 26,700 26,700 26,700
At the same meeting, the selection of PricewaterhouseCoopers LLP as independent auditors for the current year was approved and ratified, with the following votes:

For	Against	Abstention
12,758,501	400	26,600
At the same meeting, a vote to decrease the number of authorized shares of common stock from seventy-five million (75,000,000) to thirty million (30,000,000) was approved and ratified, with the following votes:

For	Against	Abstention
12,785,501	400	26,600
No other matters were voted on at the meeting.

Item 5: Other Information
     None.
Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description
10.1.1	Partner Agent Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC.
10.1.2	Securities Purchase Agreement, dated May 11, 2005 between the Registrant and Specialty Risk Solutions, LLC.
31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: August 12, 2005	By: /s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer

Dated: August 12, 2005	By: /s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial
Officer and Treasurer

Exhibits Index

Exhibit
Number	Description
10.1.1	Partner Agent Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC.
10.1.2	Securities Purchase Agreement, dated May 11, 2005 between the Registrant and Specialty Risk Solutions, LLC.
31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002