Form 10-Q
period 2005-09-30
Specialty Underwriters Alliance, Inc.
filed 2005-11-14
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                                          to
Commission file number 000-50891
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in the charter)

Delaware	20-0432760
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	Number)

222 South Riverside Plaza Chicago, Illinois	60606
(Address of principal executive office)	(Zip Code)
(888) 782-4672
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐     No  ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).  Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  ☐     No  ☑
As of November 11, 2005, there were 14,680,688 shares of common stock, $0.01 par value, outstanding and 168,787 shares of Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Balance Sheets

	Specialty Underwriters’ Alliance, Inc.
	Unaudited
	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets
Fixed maturity investments, at fair value (amortized cost: $91,279 and $50,455)	$90,105	$50,465
Short-term investments, at amortized cost (which approximates fair value)	5,821	47,370

Total investments	95,926	97,835
Cash and cash equivalents	3,502	8,986
Insurance receivables	41,923	—
Reinsurance recoverable on unpaid loss and loss adjustment expenses	89,578	95,959
Prepaid reinsurance premiums	4,552	3
Investment income accrued	729	677
Equipment and capitalized software at cost (less accumulated depreciation of $982 and $0)	3,415	2,389
Intangible assets	10,745	10,745
Deferred acquisition costs	8,679	—
Other assets	1,964	637

Total assets	$261,013	$217,231

Liabilities
Loss and loss adjustment expense reserves	$97,102	$95,959
Unearned insurance premiums	47,568	3
Payable for securities purchased	—	1,000
Accounts payable and other liabilities	11,106	1,339

Total liabilities	155,776	98,301

Commitments (Note 4)
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 30,000,000 and 75,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 120,164 and 26,316 shares	1	—
Paid-in capital — Class A	127,256	127,256
Paid-in capital — Class B	1,066	250
Accumulated deficit	(22,059)	(8,733)
Accumulated other comprehensive income (loss)	(1,174)	10

Total stockholders’ equity	105,237	118,930

Total liabilities and stockholders’ equity	$261,013	$217,231

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Specialty Underwriters’				Potomac Insurance Company
	Alliance, Inc. (Successor)				of Illinois (Predecessor)
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30,	September 30,
	2005	2004	2005	2004	2004	2004
				(dollars in thousands)
Revenues
Earned insurance premiums	$8,271	$—	$11,773	$—	$—	$—
Net investment income	874	—	2,710	—	426	1,218
Net realized gain (losses)	—	—	(1)	—	43	(59)
Other revenue		—	—	—	1	1

	9,145	—	14,482	—	470	1,160

Expenses
Loss and loss adjustment expenses	6,414	—	9,204	—	—	—
Amortization of deferred acquisition costs	1,383	—	2,123	—	—	—
Service company fees	2,188	2,169	6,596	2,507	—	—
Other operating expenses	3,984	643	9,885	3,000	—	—
Financing expenses	—	(703)	—	4,044	—	—

Total expenses	13,969	2,109	27,808	9,551	—	—

Pretax income (loss)	(4,824)	(2,109)	(13,326)	(9,551)	470	1,160
Federal income tax expense	—	—	—	—	(164)	(406)

Net income (loss)	(4,824)	(2,109)	(13,326)	(9,551)	306	754

Net change in unrealized gains and losses for investments held, after tax	(1,109)	—	(1,184)	—	240	(214)
Recognition of unrealized gains and losses for investments sold, after tax	—	—	—	—	(28)	38

Comprehensive income (loss)	$(5,933)	$(2,109)	$(14,510)	$(9,551)	$518	$578

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(0.32)	$(210,900.00)	$(0.90)	$(955,100.00)	$ NM	$ NM
Diluted	$(0.32)	$(210,900.00)	$(0.90)	$(955,100.00)	$ NM	$ NM

Average Shares Outstanding
Basic	14,782	—	14,748	—	NM	NM
Diluted	14,782	—	14,748	—	NM	NM
The accompanying notes are an integral part of these financial statements.

Statement of Stockholders’ Equity
(Unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders’
(Successor)	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity
				(dollars in thousands)
Balance at December 31, 2004	147	127,256	—	250	(8,733)	10	118,930

Net loss	—	—	—	—	(13,326)	—	(13,326)

Net change in unrealized investment losses, net of tax	—	—	—	—	—	(1,184)	(1,184)

Stock issuance	—	—	1	816	—	—	817

Balance at September 30, 2005	$147	$127,256	$1	$1,066	$(22,059)	$(1,174)	$105,237

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(Unaudited)

	Specialty Underwriters’		Potomac Insurance Company
	Alliance, Inc. (Successor)		of Illinois (Predecessor)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2004
	(dollars in thousands)
Cash flows from operations
Net income (loss)	$(13,326)	$(9,551)	$754
Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	—	—	406
Net realized losses	1	—	59
Amortization of bond discount	227	—	—
Depreciation	1,258	—	—
Write off of capitalized software	428	—	—
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	6,381	—	28,097
Loss and loss adjustment expense reserves	1,143	—	(43,106)
Insurance premiums receivable	(41,923)	—	—
Unearned insurance premiums	47,565	—	(4,767)
Deferred acquisition costs	(8,679)	—	674
Prepaid reinsurance premiums	(4,549)	—	—
Deferred charges	—	3,570	—
Other, net	8,349	4,300	4,667

Net cash flows used for operations	(3,125)	(1,681)	(13,216)

Cash flows from investing activities
Acquisition deposit	—	(1,000)	—
Net decrease in short-term investments	41,549	—	3,021
Sales of fixed maturity investments	6,834	—	15,031
Redemptions, calls and maturities of fixed maturity investments	—	—	13,831
Purchases of fixed maturity investments	(47,886)	—	(24,171)
Unsettled net investment purchases	(1,000)	—	—
Purchase of equipment and capitalized software	(2,673)	(466)	—

Net cash flows (used for) provided by investing activities	(3,176)	(1,466)	7,712

Cash flows from financing activities
Proceeds from short-term borrowings	—	3,200	—
Issuance of common stock	817	—	—

Net cash provided by financing activities	817	3,200	—

Net (decrease) increase in cash and cash equivalents during the period	(5,484)	53	(5,504)
Cash and cash equivalents at beginning of the period	8,986	200	10,307

Cash and cash equivalents at end of the period	$3,502	$253	$4,803

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (in thousands)
Note 1 — Basis of Presentation
     The Condensed Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc. (“SUA”) and its consolidated subsidiary, SUA Insurance Company. SUA completed an initial public offering (“IPO”) of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois (“Potomac”). For accounting purposes Potomac is considered an accounting predecessor. Potomac has subsequently been renamed SUA Insurance Company.
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”).
     The interim financial data as of September 30, 2005, and for the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
     The predecessor financial statements of Potomac reflect Potomac as a participant in the One Beacon Insurance Company (“OneBeacon”) Amended and Restated Reinsurance Agreement. Under that agreement Potomac ceded all of its insurance assets and liabilities into a pool (“Pool”) and assumed a 0.5% share of the Pool’s assets and liabilities. On April 1, 2004 Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby Potomac reinsured all of its business written with One Beacon effective as of January 1, 2004. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless One Beacon fails to perform on its reinsurance obligation.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (in thousands)
Note 2. Net Loss Per Share
     Net Loss per share was determined by dividing the net loss by the applicable shares outstanding:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Net loss, as reported	$(4,824)	$(2,109)

Average common shares outstanding (basic and diluted)	14,782	—

Net Loss Per Share (in dollars)	$(0.32)	$(210,900.00)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Net loss, as reported	$(13,326)	$(9,551)

Average common shares outstanding (basic and diluted)	14,748	—

Net Loss Per Share (in dollars)	$(0.90)	$(955,100.00)
Note 3. Income Taxes
     As of September 30, 2005 and December 31, 2004, the Company had net operating loss carryforwards of $20,045 and $6,365, respectively. The Company also accumulated start-up and organization expenditures, that are deductible over a 60 month period through December 31, 2004 of $2,367. The unamortized portion of these costs were $2,013 and $2,367 at September 30, 2005 and December 31, 2004, respectively. These loss carryforwards and start-up and organization expenditures generate a deferred tax asset of $7,500 and $2,969 at September 30, 2005 and December 31, 2004, respectively. The Company has recorded a full valuation allowance against these deferred tax assets until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (in thousands)
Note 4. Commitments
     The Company entered into an arrangement with Syndicated Services Company, Inc. (“SSC”) for administrative and operation support dated November 1, 2003 for a term of 26 months. For the 2005 calendar year the Company is obligated to pay SSC a fee of approximately $8,733 in equal monthly installments, commencing January 1, 2005. On September 30, 2005, the Company and SSC mutually agreed to terminate the agreement effective December 31, 2005.
     On February 3, 2005, the Company entered into a lease agreement (“Lease”) for its home office space that commenced on May 1, 2005 and terminates on April 30, 2020. The Company’s future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15. Included in the lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the lease term in relation to square footage occupied by the Company.
     The Company has the option to terminate the Lease at the end of the fifth year or at the end of the tenth year. Upon notice of termination, Company is obligated to pay six months of the then current rent and the unamortized balance of abated rent, brokerage commissions, and construction allowance. If the Company opted to terminate as of the end of the fifth year, the Company would be obligated to pay approximately $1,950 plus operating expenses, taxes, and brokerage commissions.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (in thousands)
Note 5. Stock Options
     The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the three-year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of September 30, 2005 was 122,534.
     The following table presents activity under the Stock Option Plan as of September 30, 2005.

		Weighted
		Average
		Exercise
		Price Per
	Number	Share (in
Option Plan Activity	of Shares	dollars)
Balance at June 30, 2005	721,466	$9.38
Options granted	30,000	10.02
Options exercised	—	—
Options forfeited	(24,000)	9.50

Balance at September 30, 2005	727,466	9.40

Options exercisable at September 30, 2005	—	—
     The weighted average fair value per share of options granted in the third quarter of 2005 was $4.40.
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
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC amended compliance dates for FAS 123R to allow implementation at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (in thousands)

Nine Months Ended
September 30, 2005
(In thousands of
U.S. dollars,
except per share
amounts)
Net income (loss) as reported	$(13,326)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(720)

Pro forma net income (loss)	$(14,046)

Basic earnings (loss) per share:
As reported	$(0.90)
Pro forma	$(0.95)
Diluted earnings (loss) per share:
As reported	$(0.90)
Pro forma	$(0.95)
     The fair value of options issued is estimated on the date of grant using the binomial lattice option-pricing model, with the following weighted-average assumptions used for grants as of September 30, 2005: dividend yield of 0% expected for the five years beginning 2005 and no more than 2% expected for the five years beginning 2010, expected volatility of 45%, risk free interest rate of 3.94% to 4.48% and an expected life of 5.10 years.
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
ALLIANCE, INC. (in thousands)
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
     At September 30, 2005 the Company reported gross loss and loss adjustment expense reserves of $97,102 of which $88,807 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon. At December 31, 2004 the Company reported gross loss and loss adjustment expense reserves of $95,959, all of which represented the gross direct loss and loss adjustment expense reserves of Potomac, which are fully reinsured by OneBeacon.

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
     On November 23, 2004 we completed our initial public offering (“IPO”) and concurrent private placements and completed the acquisition of Potomac Insurance Company of Illinois (“Potomac”).
     Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.
     The historical results of Potomac, our accounting predecessor, reflects Potomac’s operations as a member of the OneBeacon Insurance Company (“OneBeacon”) inter-company pooling arrangement (“Pool”), under which Potomac ceded all of its insurance business into the Pool and assumed 0.5% of the Pool’s insurance business. On April 1, 2004, effective January 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligations.
Results of Operations for the Three and Nine Months Ended September 30, 2005 and Three and Nine Months Ended September 30, 2004
     On January 1, 2005 we commenced our insurance operations. However, due to the lead times necessary to quote and place business, we did not effectively begin writing policies until March 2005. The Company is still in early stages of developing its operations and introducing its products through its partner agents to the insurance marketplace. During these early stages of development insurance revenues and investment income will not be sufficient to absorb the company’s operating expenses and operating losses will occur. Further, the benefits of tax losses generated will not be recognized until the Company’s operating results and future outlook produce sufficient taxable income.
     Gross written premiums for the nine months ended September 30, 2005 were $61,737. Total revenues consisted of earned premium of $11,773, investment income of $2,710 and realized losses of $1. Total expenses were $27,808 consisting of loss and loss adjustment expense of $9,204, amortization of deferred acquisition cost of $2,123, service company fees of $6,596 and other operating expenses of $9,885. Other operating expenses include $3,423 of salaries and benefit costs (excluding $1,960 of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1,800 of professional and consulting fees, $1,258 of depreciation and amortization and $3,404 of other expenses. For the nine months ended September 30, 2005 we reported a net loss of $13,326.
     Gross written premium for the three months ended September 30, 2005 were $28,212. Total revenues consisted of earned premium of $8,271 and investment income of $874. Total expenses were $13,969 consisting of loss and loss adjustment expense of $6,414, amortization of deferred acquisition costs of $1,383, service company fees of $2,188 and other operating expenses of $3,984. Other operating expenses include $1,193 of salaries and benefit costs (excluding $826 of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $657 of professional and consulting fees, $412 of depreciation and amortization and $1,722 of other expenses. For the three months ended September 30, 2005 we reported a net loss of $4,824.
     We have not been able to achieve a satisfactory resolution with Syndicated Services, Inc. (“SSC”) and have therefore mutually agreed to terminate our relationship effective December 31, 2005. The contract with SSC requires us to pay $8,733 for 2005 services. We have begun the transition process through both internal hiring and outsourcing. We anticipate an expense reduction associated with these back office activities of at least fifty percent in 2006 and beyond.
     Also, as part of our infrastructure strategy, we finalized our technology plans for policy administration by contracting for a new system that will allow us to comprehensively process and issue policies for all lines of business. We believe this new system and resultant technology improvements will provide the ability to write business more efficiently. As a result of this new system direction, approximately $428 of capitalized software will no longer be used and was expensed.
     Our Partner Agent, Risk Transfer Holdings, Inc., (“RTH”), specializes in providing workers’ compensation coverage to PEOs, which are organizations that provide small employers with human resource services, employee benefits, and workers’ compensation insurance. Currently we are writing business in California, Florida, Georgia, Alabama, South Carolina and most recently Texas and Illinois. We are also targeting other states that offer favorable environments. RTH produced total written premiums of $32,330 for the nine months ended September 30, 2005 and $9,277 of total written premiums for the three months ended September 30, 2005.
     AEON Insurance Group, Inc. (“AEON”), the company’s Partner Agent specializing in tow trucks and repossession segments, produced $7,815 in the nine months ended September 30, 2005 and total written premiums of $4,469 for the three months ended September 30, 2005.
     American Team Managers (“ATM”) specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and small to midsize workers’ compensation niches within California. Total written premiums for the nine months ended September 30, 2005 were $14,559 and total written premiums were $7,433 for the three months ended September 30, 2005.
     Specialty Risk Solutions, LLC (“SRS”) specializes in providing workers’ compensation and general liability to the public entity segment including schools, municipalities and special districts. Total written premium for the three and nine months ended September 30, 2005 were $7,033.
     We expect that premium volume from our existing agents will continue to increase each subsequent quarter. Our business written through the third quarter was approximately 76% workers’ compensation and our longer term goal is to have a more even balance between workers’ compensation, general liability and commercial auto. We are also continuing to explore the appointments of new Partner Agents to increase our volume and balance our book of business.
     For the nine months ended September 30, 2004 we reported a net loss of $9,551 as a result of start-up costs while not recording any revenues. Total expenses consisted of financing expenses of $4,044, service company fees of $2,507 and other operating expenses of $3,000.
     For the three months ended September 30, 2004 we reported a net loss of $2,109 as a result of start-up costs while not recording any revenues. Total expenses consisted of a reversal of financing expenses of $703, service company fees of $2,169 and other operating expenses of $643.

     For the nine months ended September 30, 2004, Potomac was no longer a member of the Pool and reported net income of $754, consisting of investment income of $1,218, realized losses of $59 and income taxes of $406.
     For the three months ended September 30, 2004, Potomac reported net income of $306 consisting of investment income and realized losses of $470 and income taxes of $164.
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
     For the nine months ended September 30, 2005 net cash used for operating activities was $3,125. As indicated in our discussion of Results of Operations, in our early stages of development, premium collections and investment income are insufficient to fund operating expenses. Further cash used in investment activities was $3,176 principally representing additions to equipment and capitalized software.
     For the nine months ended September 30, 2004 our net cash used by operating activities was $1,681 representing start-up activities. Cash used for investment activities was $1,000 for an acquisition deposit paid to OneBeacon for the purchase of Potomac and $466 used to acquire capitalized software. We also received funds from borrowings of $3,200.
     For the nine months ended September 30, 2004 Potomac’s net decrease in cash was $5,504 representing principally the settlement of pool balances offset by funds raised in net sales of investments.
     As of September 30, 2005, we had no long-term debt obligations or short-term borrowings.
     Our investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value based on quoted market prices. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of comprehensive income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive income in stockholders equity.
     The aggregate fair market value of our fixed maturity investments at September 30, 2005 was $90,105 compared to amortized cost of $91,279. The aggregate fair market value of our fixed maturity investments at December 31, 2004 was $50,465 compared to amortized cost of $50,455.
Recent Accounting Pronouncements
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In April 2005, the SEC amended compliance dates for FAS 123R to allow implementation at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004, as we had a net operating loss carry forward in 2004 and have never paid any tax.
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

     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company’s investment portfolio:

			Estimated	After Tax
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
Dollars in Thousands	at 9/30/05	Interest Rate	Interest Rate	in Carrying Value
Total Investments	$95,926	100 bp decrease	$97,444	$1,518
		50 bp decrease	$96,134	$208
		50 bp increase	$93,327	$(2,599)
		100 bp increase	$91,877	$(4,049)
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
     The portfolio of fixed maturities consists solely of high quality bonds at September 30, 2005 and December 31, 2004. The following table summarizes bond ratings at Market or Fair value.

	9/30/2005		12/31/2004
	Market Value	Percent of	Market Value	Percent of
	(000) omitted	Portfolio	(000) omitted	Portfolio
US Govt & Other Bonds	$37,790	41.9%	$15,624	31.0%
AA Rated	$15,558	17.3%	$3,917	8.0%
A Rated	$36,757	40.8%	$30,924	61.0%

	$90,105	100.0%	$50,465	100.0%

     We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we established business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

Item 4: Controls and Procedures
     As required by SEC rules 13a-15(b) and 15d-15(b), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of its management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
     Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     None.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
     None.
Item 5: Other Information
     The Company entered into an arrangement with Syndicated Services Company, Inc. (“SSC”) for administrative and operation support dated November 1, 2003 for a term of 26 months. For the 2005 calendar year the Company is obligated to pay SSC a fee of approximately $8,733 in equal monthly installments, commencing January 1, 2005. On September 30, 2005, the Company and SSC mutually agreed to terminate the agreement effective December 31, 2005.
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

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: November 14, 2005	By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)

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