Form 10-K
period 2005-12-31
Specialty Underwriters Alliance, Inc.
filed 2006-03-06
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑

      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑

      The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $133 million as of June 30, 2005 (assuming Class B shares are exchangeable one-for-one with Class A shares). As of March 1, 2006, 14,680,688 shares of Class A common stock and 374,768 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for May 2, 2006. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. See page 40 for the exhibit index.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

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

      Generally, insurance agents are paid by up-front commissions. As a result, agents make money even if the insurance carrier does not make an underwriting profit. Often, in the specialty program business, insurance agents historically have had underwriting authority and were responsible for handling claims. We believe that this system has not served the carriers, the agents or the insureds very well. Poor underwriting results have led to underwriting losses for carriers, and instability in the insurance market from carrier turnover. In turn, agents have incurred additional costs in searching for, and converting to, new carriers. Policyholders have experienced uncertainty regarding the placement of their coverage from year to year and the quality of service.

      Our business model is designed to realign the interests of carriers, agents and insureds. We have entered into on-going arrangements with partner agents. Our agreements with the partner agents provide that in exchange for marketing and pre-qualifying business for us, our partner agents receive an up-front commission designed to cover their costs and an underwriting profit-based commission paid over several years. In addition, they purchase shares of Class B common stock of our company, with returns on their investment tied to our performance. We provide our partner agents with a five-year exclusive arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) covering a specific class of business and territory. Further, we are implementing a centralized information system designed to reduce processing and administrative time. Lastly, we are a stable, dedicated source of specialty program commercial property and casualty insurance capacity.

      We have a secure category rating of “B+” (Very Good) from A.M. Best, which is the sixth highest of 15 rating levels.

      The fourth quarter of 2004 we completed our initial public offering of 13,122,000 shares of Class A common stock, or common stock, at an initial public offering price of $9.50 per share. Concurrent with the closing of the initial public offering, we sold 1,000,000 shares of our common stock at a price of $8.835 per share in a private placement. Simultaneously with the closing of our initial public offering, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary J. Ferguson, each an executive officer, purchased directly from us 22,637, 33,956, 16,978 and 16,978 shares of our common stock, respectively. Additionally, at the closing of our initial public offering, we sold 26,316 shares of our Class B common stock to our partner agents at a total aggregate amount of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $123.5 million.

      Simultaneously with the closing of the initial public offering, we acquired all of the outstanding common stock of Potomac Insurance Company of Illinois, or Potomac, which was licensed in 41 states and the District of Columbia, from OneBeacon Insurance Company, or OneBeacon, for $22.0 million. We refer to this transaction as the “Acquisition.” After giving effect to the Acquisition, we changed the name of Potomac Insurance Company of Illinois to SUA Insurance Company.

      SUA Insurance Company is licensed to conduct insurance business in 42 states and the District of Columbia. We consider these jurisdictions to be those that are important to our current business plan because they account for approximately 90% of the population of the United States. SUA Insurance Company is not licensed in Hawaii, Maine, Minnesota, Montana, New Hampshire, North Carolina, Oregon and Wyoming. However, in the future we may apply for licenses in the states listed above.

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

      We believe the insurance industry is currently recovering from a prolonged period of excess underwriting capacity. A decline in underwriting margins in the late 1980s and incidences of large natural catastrophes led to increases in rates and a recovery in industry profitability in the mid-to-late 1990s. As a result of favorable loss levels and strong investment returns beginning in 1995, the insurance industry experienced increased competition and industry capacity, driving property and casualty premium rates down. However, significant catastrophic losses in 1999 and the subsequent contraction of capacity in the market resulted in improvement in rates, terms and conditions for insurers beginning in 2000, as the demand for insurance has increased. These dislocations have recently been exacerbated by recent hurricane activity in 2004 and 2005.

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

Our Model

      We believe that our strategy of developing relationships with partner agents is a fundamental shift in the way insurance companies do business. We enter into contractual relationships with our partner agents in order to encourage them to work with us in building our portfolio of specialty program commercial property and casualty insurance business. A significant portion of the compensation paid to our partner agents will be directly tied to the underwriting profitability of their specific programs. In addition, our partner agents purchase an equity interest in our company, in the form of non-voting Class B common stock. We believe that offering an ownership interest to our partner agents encourages them to direct business to us, regardless of future market cycles. We expect our partner agents to provide prequalified leads through their retail agents. We retain control over underwriting and claims activities. In addition, we anticipate that all transaction processing will be done through our proprietary technology system in order to ensure data integrity and efficiency. As of March 1, 2006, we have entered into definitive agreements with six partner agents, American Team Managers, AEON Insurance Group, Inc., Risk Transfer Holdings, Inc, Specialty Risk Solutions, LLC, Appalachian Underwriters, Inc., and American Patriot Insurance Agency, Inc. We have also entered into a non-binding letter of intent with an additional partner agent.

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

•	Commission. We pay each partner agent an up-front commission designed to cover its costs. Such commission is likely to be lower than they had been receiving from other companies. In exchange for this reduced commission, we are responsible, through our own technology system, for policy issuance and administration, as well as for claims. In addition, each partner agent may receive a meaningful share of the underwriting profits for each of its programs, subject to a cap. If, after five years, the partner agent agreement is terminated, for any reason, the profit sharing calculations will be performed annually until all payout periods and earned profit sharing are satisfied.

•	Long-Term Contractual Commitment. Each partner agent has an exclusive five-year contractual arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) with us. We have no obligation to accept business that does not meet our guidelines. We agree to write only that class of business and lines of business by program in a defined territory only with that partner agent. Our partner agents may have one or a number of their programs with us. We expect that we will be a significant percentage of our partner agents’ program business. Each partner agent has the right to terminate its relationship with us on 180 days’ notice. We have the right to terminate our relationship with our partner agents for material breach of our agreement, insolvency, or failure to maintain appropriate licenses. We also may terminate a partner agent that is acquired by a third party, but cannot restrict the acquisition of a partner agent. In addition, we can terminate our relationship if a partner agent does not meet certain profitability and production guidelines that are established under each agreement. Upon termination, at our discretion, the partner agent must service the existing business until it is terminated. At such point, the partner agent is allowed to place such business with other insurers. In addition, there are no provisions in the agreements with our partner agents that grant renewal rights to either party. Further, the agreements with our partner agents do not give us any right to acquire a partner agent.

Our Insurance Product Lines

      Our insurance operations, through our six partner agents, are focused on the following programs:

American Team Managers

•	General Contractors Program. This program services general contractors with less than $8 million in annual revenue. Eligible accounts under this program include residential or commercial contractors that are involved in remodeling and tenant improvements, commercial building and residential home building (limited to those contractors who build no more than five homes of three stories or fewer per year). The program offers only general liability coverage in the state of California.

•	Artisan Contractors Program. This program services artisan contractors in California with less than $500,000 in payroll expenses and $2,000,000 in annual revenues. We limit participation in this program to 52 classes of relatively low-exposure contractors, such as:

•	Appliances and accessories (installation, servicing and repair);

•	Carpentry;

•	Driveways, parking areas or sidewalks (paving or repairing);

•	Electrical work (within buildings);

•	Heating and air conditioning systems or equipment (installation, service or repair);

•	Paper hanging; and

•	Plumbing

•	California Comp. Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business initially in California. Our online product is available to small businesses of less than $25,000 in premium with relatively low hazard grades (low exposure to loss).

AEON Insurance Group, Inc.

•	Towing and Recovery Program. This program services professional towing operators who have garage operations with towing and recovery operators for hire and towing for auto auctions. The program offers policies that include property, inland marine, general liability, garage and automobile coverages on a national basis.

Risk Transfer Holdings, Inc.

•	PEO Program. Professional Employer Organizations, or PEOs, take on the employment responsibilities of human resources, benefits administration and insurance purveyor, while allowing their clients to focus on their core business objectives. This program specializes in workers’ compensation. While the risks are aggregated, each account is underwritten and priced individually in this program.

Specialty Risk Solutions, LLC

•	Public Entities Program. This program specializes in providing general liability insurance to public entity clients, including schools, other educational institutions and municipalities.

Appalachian Underwriters, Inc.

•	Small Artisan and General Contractors Program. This program services small artisan and general contractors including carpenters, electricians, and interior decorators, as well as suppliers to the construction industry, such as drywall suppliers. The program offers policies that include commercial general liability and commercial auto liability. Currently, the program focuses on twelve southeastern states, and will look to expand into additional states in the future.

American Patriot Insurance Agency, Inc.

•	Roofing Contractors Program. This program services the small to medium roofing industry. The program provides commercial general liability and commercial auto liability both directly and through retail brokers. Currently, the program focuses on the central and southern regions.

Reinsurance

      We have entered into reinsurance agreements to cover our casualty lines of business. Coverage of our casualty lines of business includes general liability, auto liability and workers’ compensation. We purchased reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best and our reinsurers will be compensated by sharing specified percentages of premiums, and our reinsurers may pay us ceding commissions.

      For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and $5 million due to any single occurrence under a policy and for losses in excess of $5 million up to $24 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection. For this business, our reinsurers are responsible between $1 million and $19 million of losses for a multiple loss occurrence.

Underwriting

      We produce all of our business through our partner agents, and select our partner agents based on a shared underwriting philosophy. Our underwriting strategy focuses on strict control of underwriting, pricing, coverage, partner agent relationships and customer segmentation. Our primary underwriting goal is to achieve profitable results through targeted permissible loss ratios complemented by a low expense ratio. Because we are unlikely to seek or obtain mid-term cancellations of existing policies produced by our partner agents, we seek to transition policies over a 12-month period following the execution of each partner agent agreement as the policies are renewed, subject to our underwriting and pricing guidelines.

      Our underwriting philosophy has five components:

•	We carefully scrutinize prospective partner agents. We contract only with agents that we believe have strong reputations and significant specialized knowledge of the market they serve. Our partner agents possess records of achievement in the industry, including minimum business volumes, attractive combined loss ratios and long-term relationships with their insurance carriers. We grant partner agents program exclusivity so that partner agents do not market against each other. Partner agents are required to have the ability to expand their operations, have resources dedicated to selected programs and maintain minimum revenue levels. Most of our partner agents have a previous affiliation with members of our senior management or a referral from Guy Carpenter & Company, Inc., or Guy Carpenter, or an existing partner agent.

•	We maintain strict control of our underwriting process. Our underwriters work with each partner agent to develop specific underwriting strategies, pricing structure, acceptable coverage and initial customer requirements. Senior underwriting personnel experienced in specialty classes, pricing, coverage and multiple lines of business along with actuarial, claims and systems personnel will form a program team to work with each partner agent. In addition, we develop a specific underwriting strategy for each customer segment. Each customer segment includes a demographic study of the number of prospective customers available, as well as the number of customers each partner agent expects to provide to us. We also create eligibility guidelines, which include size requirements for each account within the customer segment, acceptability for loss history, financial and ownership stability and adherence to loss prevention and safety practices. Ineligible operations are identified and eliminated from the customer segment.

With the cooperation of the partner agents, each program team conducts the market research and analysis to develop specific customer segments, line of business coverage guidelines and pricing requirements. Each customer segment or business opportunity has minimum standards and business performance measures. We do not allow our partner agents to set rates on any program. We use in-house actuaries, as well as outside actuarial consultants, to validate the rating and pricing plans.

•	We have established a partner agent advisory process. We review potential partner agents with our existing agents. Our partner agents have input on new programs and territorial assignments. This enables us to work with our partner agents to avoid channel conflicts and promote the growth of profitable programs.

•	We are implementing a centralized processing system to control data. As part of our infrastructure strategy, we finalized our technology plans for policy administration by contracting for a new system that will allow us to more efficiently quote, issue and manage insurance polices while controlling data from the first entry into the system. Our system will provide transmission of account information from the retail agents to the partner agents and us. We are customizing the system for each partner agent program and customer segment. The system will allow our underwriters to provide approval of submissions at the point of entry using predetermined underwriting, pricing and coverage guidelines. Our underwriters continue to oversee the underwriting process by having access to the system as the agents enter information and approve quotes. In selected circumstances, the system will receive and approve online quotes with minimal underwriter intervention, based on predetermined underwriting criteria. All data used to underwrite risk and to handle claims will be controlled by us rather than controlled by agents, third party administrators or other intermediaries.

•	We have a strict audit and operational review process. Our audit reviews focus on rate adequacy, line of business analysis, and authority and compliance guidelines. They are performed at least twice per year and are led by corporate underwriting which is separate from our program teams. Our program reviews focus on premium volume and profitability of our individual partner agents and is led by our program teams. Our intent is to perform program reviews quarterly with interim reviews if necessary. Any partner agent that does not meet acceptable standards after remediation will be presented before our senior management for assessment and possible termination.

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

Claims Control

      Claims control is a critical factor in driving company performance. We view claims control as one of our core areas of expertise. We believe that assigning integrated teams in the claims, underwriting and actuarial areas to specific customer groups will produce the best results. By doing this, our claim handlers become familiar with the uniqueness of customers and their businesses. This approach encourages more insightful investigations, enhanced legal defenses and more efficient claims resolution. Also, we believe that improved communications between claims, underwriting and actuarial teams enhance risk selection, timely revision of underwriting criteria and program stability.

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

Outsourcing Arrangements

      We entered into an arrangement with Syndicated Services Company, Inc., or SSC, for administrative and operation support dated November 1, 2003 for a term of 26 months. For the 2005 calendar year the Company was obligated to pay SSC a fee of approximately $8.8 million. On September 30, 2005, the Company and SSC mutually agreed to terminate the agreement effective December 31, 2005. We have substantially completed the transition process through both internal hiring and outsourcing to provide for these back office activities.

Investment Philosophy

      Our investments are concentrated in highly liquid and highly rated instruments, primarily in fixed income securities, with reasonably short durations. Our portfolio of fixed maturities consists solely of investment grade bonds. We have no significant investment or industry concentrations. Our strategy considers liability durations and provides for unseen cash outflow needs. We use an external investment manager with significant assets under management and experience in insurance company portfolio requirements.

Competition

      We compete with a large number of major U.S. and non-U.S. insurers such as American International Group, Inc., or AIG, CNA Financial Corporation, or CNA, and ACE Limited, or ACE, in our selected lines of business such as workers’ compensation, automobile liability and general liability. We also face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies such as W.R. Berkley Corporation, or W.R. Berkley, Markel Corporation, or Markel, Philadelphia Consolidated Holding Corporation, or Philadelphia, RLI Corporation, or RLI, Arch Insurance Group, or Arch, Meadowbrook Insurance Group, or Meadowbrook, Argonaut Insurance Company, or Argonaut, and Zurich Financial Services, or Zurich. Finally, for our California workers’ compensation business, we face competition from the State Compensation Insurance Fund. Our competitors have greater name and brand recognition than we have. Many of them also have higher financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we expect, or will be able, to offer.

      Our competitive position is based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees, and local presence. We work with a limited number of partner agents which enable us to provide them with customized approaches to their business and give them long term (five years) exclusive arrangements.

Employees

      As of December 31, 2005, we had sixty full-time employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Ratings

      Our financial strength is regularly reviewed by independent rating agencies, who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements. We currently have a secure category rating of “B+” from A.M. Best.

      Some agents may be unwilling or unable to write certain lines of business with us because of our rating. We may seek to enter into fronting arrangements under which policies may be nominally written by a higher-rated insurer to allow our partner agents to produce business in these lines, but there can be no assurances that these arrangements will be available at a reasonable price or acceptable to agents.

Regulation

      We develop our business through SUA Insurance Company, our wholly owned subsidiary. SUA Insurance Company is licensed to conduct insurance business in 42 states and the District of Columbia.

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

      Insurance Regulation Concerning Change or Acquisition of Control. The insurance regulatory codes in our operating subsidiary’s domiciliary state contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company generally must file with the relevant insurance regulatory authority a statement relating to the acquisition of control containing certain information required by statute and published regulations and provide a copy of such statement to the domestic insurer and obtain the prior approval of such regulatory agency for the acquisition. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer doing business in the state if certain conditions exist, such as undue market concentration.

      Regulation of Dividends and Other Payments from Our Operating Subsidiary. We are a legal entity separate and distinct from our subsidiary. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, will be available dividends and other statutorily permitted payments, such as tax allocation payments and management and other fees, from our operating subsidiary. Our operating subsidiary is subject to various state statutory and regulatory restrictions, including regulatory restrictions that are imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income as determined in accordance with statutory accounting principals, or SAP, which differ from generally accepted accounting principals, or GAAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.

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

      If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

      Statutory Surplus and Capital. In connection with the licensing of insurance companies, an insurance regulator may limit or prohibit the writing of new business by an insurance company within its jurisdiction when, in the regulator’s judgment, the insurance company is not maintaining adequate statutory surplus or capital. We do not currently anticipate that any regulator would limit the amount of new business that our operating subsidiary may write.

      Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or NAIC, adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risks.

      Under the approved formula, an insurer’s statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•	insurer is required to submit a plan for corrective action;

•	insurer is subject to examination, analysis and specific corrective action;

•	regulators may place insurer under regulatory control; and

•	regulators are required to place insurer under regulatory control.

Accreditation

      The NAIC has instituted its Financial Regulatory Accreditation Standards Program, or FRASP, in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an “accredited” state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state.

NAIC IRIS Ratios

      In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System, or IRIS, that were designed to facilitate early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data utilizing ratios covering 12 categories of financial data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company may become subject to increased scrutiny if it falls outside the usual ranges on four or more of the ratios.

Investment Regulation

      Our operating subsidiary is subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2005, we believe our investments complied with such laws and regulations.

Guaranty Funds and Assigned Risk Plans

      Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and generally are subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans that provide coverage for automobile insurance and other lines for insureds that, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses that result in assessments to insurers writing the same lines on a voluntary basis.

Credit for Reinsurance

      A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; in some instances,

•	if the reinsurer (1) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (2) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

Statutory Accounting Principles

      Statutory accounting principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

      GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

      Statutory accounting practices established by the NAIC and adopted, in part, by state insurance departments will determine, among other things, the amount of our statutory surplus and statutory net income, which will affect, in part, the amount of funds our operating subsidiary has available to pay dividends to us.

Federal Regulation

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

      The Gramm Leach Bliley Act, or GLBA, which made fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

      Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our product lines by substantially increasing the number, size and financial strength of potential competitors.

      In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. Although TRIA originally contained a sunset provision expiring December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005, or Extension Act, was enacted extending TRIA for two additional years. These laws establish a federal assistance program to help the commercial property and casualty insurance industry cover claims related to certified acts of terrorism, regulate the terms of insurance relating to terrorism coverage and require some U.S. commercial property and casualty insurers to make available to their policyholders terrorism insurance coverage for certified acts of terrorism at the same limits and terms as is available for other coverages. Exclusions or sub-limit coverage for certified acts of terrorism may be established, but solely at the discretion of the insured.

      A certified act of terrorism is defined by the Extension Act as an act of terrorism, resulting in aggregate losses greater than $5 million through March 31, 2006, $50 million for the remainder of 2006, and $100 million in 2007. An act of terrorism is a loss that is violent or dangerous to human life, property or infrastructure, resulting in damage within the United State or its territories and possessions, or outside the United States in the case of a U.S. flagged vessel, air carrier or mission, committed by an individual or individuals acting on behalf of any foreign person or foreign interest in an effort to coerce the U.S. civilian population or influence the policy of or affect the U.S. government’s conduct by coercion. As with TRIA, we are currently unable to predict the extent to which the Extension Act may affect the demand for our products or the risks that may be available for us to consider underwriting. The extent to which coverage for acts of terrorism will be offered by the insurance and reinsurance markets in the future remain to be uncertain and we may or may not offer such coverage in the future.

Legislative and Regulatory Proposals

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

Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position

Courtney C. Smith	58	Chief Executive Officer, President and Chairman of the Board of Directors
Peter E. Jokiel	58	Executive Vice President, Chief Financial Officer, Treasurer and Director
William S. Loder	57	Senior Vice President and Chief Underwriting Officer
Gary J. Ferguson	62	Senior Vice President and Chief Claims Officer
Scott W. Goodreau	38	Vice President, General Counsel, Administration and Corporate Relations, and Secretary
Scott K. Charbonneau	47	Vice President and Chief Actuary
Barry G. Cordeiro	59	Vice President and Chief Information Officer

      Courtney C. Smith. Chief Executive Officer, President and Director. Mr. Smith was appointed as the Chairman of our board in May 2004, as our President and a director in April 2003 and as our Chief Executive Officer in December 2003. Mr. Smith has over 30 years of experience in the property and casualty insurance industry. Prior to joining us, from April 1999 to April 2002, Mr. Smith served as Chief Executive Officer and President of TIG Specialty Insurance, or TIG, a leading specialty insurance underwriter. While at TIG, Mr. Smith was instrumental in restructuring the company and changed TIG from an outsourced company to a controlled program specialty company.

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

      William S. Loder. Senior Vice President and Chief Underwriting Officer. Mr. Loder was appointed as our Senior Vice President and Chief Underwriting Officer in December 2003. Mr. Loder has over 30 years of experience in the insurance industry. From July 2000 to July 2002, Mr. Loder worked for TIG Specialty Insurance, where he was responsible for corporate strategies, planning and company underwriting.

      Gary J. Ferguson. Senior Vice President and Chief Claims Officer. Mr. Ferguson was appointed our Senior Vice President and Chief Claims Officer in December 2003. Mr. Ferguson has over 30 years of experience in the insurance industry. From February 2002 to July 2003, Mr. Ferguson was managing director responsible for claims functions at TIG Specialty Insurance. From December 1997 to October 2001, Mr. Ferguson served as Senior Vice President for Zenith Insurance Company.

      Scott W. Goodreau. Vice President, General Counsel, Administration and Corporate Relations. Mr. Goodreau was appointed General Counsel on November 17, 2004 and Vice President Administration and Corporate Relations on March 8, 2005. From December 2003 until the completion of our public offering, Mr. Goodreau worked for us as an independent contractor. Before joining SUA, Mr. Goodreau worked as Vice President & General Counsel for AscendantOne, Inc., a business unit of Insurance Services Office, Inc. in the insurance technology field. Mr. Goodreau also worked as Executive Vice President and General Counsel of a real estate development company and as an associate at Cahill Gordon & Reindel in its corporate department. Mr. Goodreau is a graduate of Harvard Law School.

      Scott K. Charbonneau. Vice President and Chief Actuary. Mr. Charbonneau was appointed our Chief Actuary in January 2005 and Vice President on March 8, 2005. Mr. Charbonneau has over 20 years of experience in the insurance industry, most recently serving as Vice President and Chief Reserving Officer for Kemper Insurance Companies from 2001 to 2004. Mr. Charbonneau also served as Chief Actuary and held other various offices at Interstate Insurance Company from 1993 to 2001.

      Barry G. Cordeiro. Vice President and Chief Information Officer. Mr. Cordeiro was appointed our Chief Information Officer in July 2005 and Vice President on August 9, 2005. Mr. Cordeiro has over 20 years of experience in programming, developing and managing software and hardware for various businesses, including significant experience in the insurance industry. From 2003 to 2005, Mr. Cordeiro served as President of Chicago Financial Technology and from 1999-2001, Mr. Cordeiro served as Chief Information Officer and EVP of the eBusiness group of CNA Insurance.

ITEM 1A.     RISK FACTORS

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

      We effectively commenced operations with the closing of our initial public offering, but did not start to write insurance policies until the first quarter of 2005. The business of Potomac, our accounting predecessor, is not representative of or comparable with our primary business strategy. Businesses, such as ours, that are in their initial stages of development present substantial business and financial risks and may suffer significant losses. Additionally, we are still in the process of developing business relations, continuing to establish operating procedures, and implementing new systems. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

We rely on a limited number of partner agents. Our failure to recruit and retain partner agents could materially adversely affect our results. Our transition of our partner agents’ business may significantly delay our ability to generate revenue.

      We have only six partner agents. We have entered into a non-binding letter of intent with an additional partner agent. We hope to enter into additional agent relationships in the future. Our ability to recruit and retain partner agents may be negatively impacted by certain aspects of our business model, including our requirement that partner agents defer and make contingent a portion of their agency commissions and purchase, or commit to purchase, shares of our Class B common stock. Our ability to add new partner agents may be limited by our level of capital. In addition, due to our limited number of partner agents, a lack of premium production from any one partner agent may adversely effect our business. Because we are unlikely to seek or obtain mid-term cancellations of existing policies produced by our partner agents, we will seek to transition policies over a 12-month period as they are renewed. We will be unable to generate premium revenue until policies are written by us, and a delay in our ability to write or transition policies could lead to a significant delay in our ability to generate substantial revenue.

We have received a secure category rating of “B+” (Very Good) from A.M. Best. A future downgrade in our ratings could affect our competitive position with customers and our rating may put us at a disadvantage with higher-rated carriers.

      Competition in the types of insurance business that we underwrite is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best Company, Inc., or A.M. Best, is generally considered to be a significant rating agency with respect to the evaluation of insurance companies. A.M. Best’s ratings are based on a quantitative evaluation of a company’s performance with respect to profitability, leverage, and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. Insurance ratings are used by customers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers.

      We have received a secure category rating of “B+” (Very Good) from A.M. Best, which is the sixth highest of 15 rating levels and indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. The rating is not a recommendation to buy, sell or hold our securities. We cannot assure you that we will be able to maintain this rating. If we experience a significant ratings downgrade, we may experience a substantial loss of business as policyholders might purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.

Our rating may place us at a competitive disadvantage or cause us to incur additional expenses.

      Certain financial institutions and banks require property owners with loans to be insured by insurers with at least an “A-” rating by A.M. Best. Certain other insureds choose to insure their own property and casualty risks only with such higher-rated insurers. Also, due to financial responsibility laws, some states and the federal government require certain regulated entities to purchase mandatory insurance from insurers holding a minimum of “A-” rating by A.M. Best. Some agents may be unwilling or unable to write certain lines of business such as property, long-tail liability lines and automobile liability with insurers that are not rated at least “A-” by A.M Best. We may seek to enter into fronting arrangements under which policies may be nominally written by a higher rated insurer to allow our partner agents to produce business in these lines, but there can be no assurances that these arrangements will be available at a reasonable price or acceptable to agents, and the cost of these arrangements will reduce our operating profit.

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

We may require additional capital in the future, which may not be available on favorable terms or at all.

      We expect that our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. Maintaining adequate capital consistent with business objectives and regulatory requirements is critical to any insurer’s future, and particularly important to start-up companies such as ours. We believe that our current level of capital is sufficient, but would need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results. We are presently looking at a variety of financing alternatives including the potential issuance of a trust preferred security that would provide capital for future growth. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior. If we cannot obtain additional adequate capital, our business, financial condition and results of operations could be adversely affected.

Our business is heavily concentrated in California and Florida. If our premiums are reduced in these states in the future, it could have a material adverse effect on our business.

      We currently write approximately 82% of our business in California and Florida. We may be unable to write in these states in the future due to regulatory prohibitions such as disapproval of policy forms and premium rates, inability to meet solvency standards or revocation of our licenses. We may also face competition that reduces our premiums in these states. A reduction in our premium volume in these states could have a material adverse effect on our business.

We may misevaluate the risks we seek to insure. If we misevaluate these risks, our business, reputation, financial condition and results of operations could be materially and adversely affected.

      We were formed to provide commercial lines insurance to specialty program markets through our operating subsidiary. The market for commercial lines insurance to specialty programs differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of most standard carriers. We expect that our success will depend on the ability of our underwriters to accurately assess the risks associated with the businesses that we insure. We expect that underwriting for specialty program lines will require us to make assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Such matters include, but are not limited to the effects of future inflation on our claim trends, future law changes in jurisdictions where we do business, judicial interpretations regarding policy coverage, the predictability and frequency of catastrophic events, and medical protocol changes. If we fail to adequately evaluate the risks to be insured, our business, financial condition and results of operations could be materially and adversely affected, since our claims experience could be significantly different than what we assumed in our pricing, resulting in reduced underwriting profits or underwriting losses.

Our actual insured losses may be greater than our loss reserves, which would negatively impact our financial condition and results of operation.

      Our success depends upon our ability to assess accurately the risks associated with the businesses that we insure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and payment by the insurer of that loss. As we write insurance business and recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. These reserves represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments, particularly for new companies, such as ours, that have limited loss development experience. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

      This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. To the extent our loss reserves are insufficient to cover actual losses or loss adjustment expenses, we will have to add to these loss reserves and incur a charge to our earnings, which could have a material adverse effect on our financial condition, results of underwriting and cash flows.

We compete with a large number of companies in the insurance industry for underwriting revenues.

      We compete with a large number of other companies in our selected lines of business. We compete with major U.S. and non-U.S. insurers such as AIG, CNA, and ACE, that offer the lines of insurance that we offer and that target the same market as we do and utilize similar business strategies. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies such as W.R. Berkley, Markel, Philadelphia, RLI, Arch, Meadowbrook, Argonaut, and Zurich. Other newly formed and existing insurance companies also may be preparing to enter the same market segments in which we compete or raise new capital. Since we have limited operating history, we expect that our competitors will have greater name and brand recognition than we have. Many of them also have higher financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we offer.

      Our competitive position is based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We choose types and lines of businesses (tow trucks, workers’ compensation) that do not require “A” level A.M. Best ratings. We work with a limited number of partner agents which will enable us to provide them with customized approaches to their business and give them long term (five years) exclusive arrangements. Our systems capability is designed for this type of business which enables us to change and adapt quicker to changes in the marketplace. Since we have recently commenced operations, we may not be able to compete successfully on many, or any, of these bases. In addition, some companies in our lines of business are increasing their capital-raising activities, which could result in additional new entrants to our markets and an excess of capital in the industry. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

      In addition, a number of new, proposed or potential legislative or industry developments could further increase competition in our industry. In certain states, state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage. Furthermore, the growth of services offered over the Internet may lead to greater competition in the insurance business. New competition from these developments could cause the supply and/or demand for insurance to change, which could adversely affect our underwriting results.

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

      Until a novation is achieved, SUA Insurance Company continues to be directly liable to legacy policyholders for claims arising under their policies, but has reinsurance coverage from OneBeacon to reimburse SUA Insurance Company for any such claims. Thus, SUA Insurance Company should not experience any gains or losses with respect to such legacy policies unless OneBeacon failed to honor its reinsurance obligation to SUA Insurance Company. In the event of the failure to pay by OneBeacon, SUA Insurance Company could experience losses that could materially adversely affect our business and results of operations.

If we are unable to obtain regulatory approval in a timely manner, our ability to generate revenue could be delayed.

      We must successfully receive approval of our rates and forms in order to issue policies in certain jurisdictions. Our partner agents cannot begin to transition policies to be written in those states to us until we have completed this process. Because we are unlikely to seek or obtain mid-term cancellations of existing policies produced by our partner agents, we will seek to transition policies over a 12-month period as they are renewed. We will be unable to generate premium revenue until policies are written by us, and a delay in our ability to write or transition policies could lead to a significant delay in our ability to generate substantial amounts of revenue.

Our reliance on retail agents to market our products subjects us to their credit risk.

      We market our insurance products primarily through retail insurance agents who produce business for our partner agents. Our clients pay premiums for insurance policies to a retail agent for payment over to us. These premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts. We also make claims payments to these agents and under local law we are likely to be liable to our client if the agent does not forward the claim payment to the client. Consequently, we assume a degree of credit risk associated with retail agents with respect to most of our insurance business. We receive business from many retail agents and will not be able to determine the creditworthiness of all of them.

The availability of reinsurance that we use to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses that could adversely affect our financial condition and results of operations.

      To limit our risk of loss, we use reinsurance. The availability and cost of reinsurance protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements, and we cannot assure you that we will be able to obtain, or in the future renew, adequate protection at cost-effective levels. For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and $5 million due to any single occurrence under a policy and for losses in excess of $5 million up to $24 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection. For this business, our reinsurers are responsible between $1 million and $19 million of losses for a multiple loss occurrence.

      As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance. Further, we expect to be subject to credit risk with respect to our reinsurance arrangements because the ceding of risk to reinsurers will not relieve us of our liability to the clients or companies we insure. Our failure to establish adequate reinsurance arrangements or the failure of our reinsurance arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations.

The occurrence of severe catastrophic events may have a material adverse effect on us.

      We underwrite property and casualty insurance which covers catastrophic events. Therefore, we have large aggregate exposures to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. We expect that our loss experience generally will include infrequent events of great severity. Although we may attempt to exclude losses from terrorism and other similar risks from some coverages we write, we may not be successful in doing so. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. While we attempt to limit our net exposure in any area and to any one catastrophe, we may not be able to do so. Therefore, the occurrence of losses from catastrophic events could have a material adverse effect on our results of operations and financial condition. These losses could adversely affect our net worth and reduce our stockholders’ equity and statutory surplus of our operating subsidiary (which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, as determined under statutory accounting principles, or SAP). A decrease in statutory surplus would adversely affect our operating subsidiary’s ability to write new business. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

The effects of emerging claim and coverage issues on our business are uncertain.

      As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge with respect to various segments of our business. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, the effects of these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued. An example of this is a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business, financial condition and results of operations.

Recent federal legislation may negatively affect the business opportunities we perceive are available to us in the market.

      The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. Although TRIA originally contained a sunset provision expiring December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005, or Extension Act, was enacted extending TRIA for two additional years. TRIA applies to the insurance written by us.

      TRIA requires some U.S. commercial property and casualty insurers, including us, to make available to their policyholders terrorism insurance coverage for certified acts of terrorism at the same limits and terms as are available for other coverages. Exclusions or sub-limit coverage for certified acts of terrorism may be established, but solely at the discretion of an insured. We are currently unable to predict the extent to which TRIA may affect the demand for our products, or the risks that may be available for them to consider underwriting. We may or may not offer such coverage in the future and if we do offer coverage we are unable to assure the adequacy of the premium we will charge to cover losses.

A significant amount of our invested assets is subject to market volatility and we may be adversely affected by interest rate changes.

      We invest the premiums we receive from customers and our investment portfolio initially consists of highly rated and liquid fixed income securities. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we classify substantially all of our invested assets as available for sale, changes in the market value of our securities will be reflected in our consolidated balance sheet. In addition, we expect that market fluctuations and market volatility will affect the value of our investment portfolio and could adversely affect our liquidity. Our investment results and, therefore, our financial condition may be impacted by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

      Our investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Because of the unpredictable nature of losses that may arise under insurance policies, we expect our liquidity needs will be substantial and may arise at any time. Increases in interest rates during periods when we sell investments to satisfy liquidity needs may result in losses. Changes in interest rates also could have an adverse effect on our investment income and results of operations and may expose us to prepayment risks on certain fixed income investments.

      Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Our profitability may be adversely impacted by inflation.

      The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. We expect that our reserve for losses and loss adjustment expenses will include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs and the length of time claims are settled and paid. To the extent inflation causes these costs to increase above reserves established for these costs (particularly on liability coverages which often take many years to settle), we expect to be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

      We are a holding company. As a result, we do not have, and expect to not have, any significant operations or assets other than our ownership of the shares of our subsidiary.

      Dividends and other permitted distributions from our operating subsidiary are our primary source of funds to pay dividends, if any, to stockholders and to meet ongoing cash requirements, including debt service payments and other expenses. The inability of our operating subsidiary to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

      The ability of our operating subsidiary to pay dividends or make other distributions to stockholders is subject to statutory and regulatory restrictions under Illinois law, including restrictions imposed as a matter of administrative policy, which are applicable generally to any insurance company in its state of domicile that limit such payments or distributions without prior approval by regulatory authorities.

      Illinois law provides that no dividend or other distribution may be declared or paid at any time except out of earned surplus, rather than contributed surplus. A dividend or other distribution may not be paid if the surplus of the domestic insurer is at an amount less than that required by Illinois law for the kind or kinds of business to be transacted by such insurer, or when payment of a dividend or other distribution by such insurer would reduce its surplus to less than such amount. Additionally, if insurance regulators determine that payment of a dividend or any other payments to an affiliate would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

      Illinois law provides that a domestic insurer which is a member of a holding company system may not pay any extraordinary dividend nor make any other extraordinary distribution to its securityholders until 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment unless the Director approves such payment within the 30-day period. Illinois law defines an extraordinary dividend or distribution as “any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the company’s own securities.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. If we do not comply with these regulations, we may be subject to penalties, including fines, suspensions and withdrawals of licenses, which may adversely affect our financial condition and results of operations.

      We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we expect to do business, relate to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their agents;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiary to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

      For example, our operating subsidiary is subject to minimum capital and surplus requirements imposed by the laws of the jurisdictions in which it is licensed to transact an insurance business. As of December 31, 2005, the capital and surplus of our operating subsidiary was approximately $80 million. If our operating subsidiary does not maintain the required minimum capital and surplus of any jurisdiction in which it is licensed, it could be subject to regulatory action in such jurisdiction, including, but not limited to, the suspension or revocation of its license to transact an insurance business in such jurisdiction. No jurisdiction in which our operating subsidiary is licensed has minimum capital and surplus requirements in excess of $35 million for the lines of insurance for which our operating subsidiary is licensed. Additionally, if our operating subsidiary does not maintain the required minimum capital and surplus for Illinois, its state of domicile (which currently is $2.2 million), it could be placed into receivership in Illinois. Also, any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our operating subsidiary, which we may not be able to do.

      Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

      In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. We base some of our practices on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

      In recent years, the state insurance regulatory framework in the United States has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance Commissioners, or NAIC, which is an association of the senior insurance regulatory officials of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, which may be more restrictive or may result in higher costs to us than current statutory requirements.

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of our shares to decline.

      The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	the differences between actual and expected losses that we cannot reasonably anticipate using historical loss data and other identifiable factors at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, or court grants of large awards for particular damages;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	fluctuations in equity markets, interest rates, credit risk and foreign currency exposure, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

      In addition, the demand for the types of insurance we will offer can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

We do not currently intend to pay dividends to our stockholders and any determination to pay dividends in the future will be at the discretion of our board of directors.

      We currently intend to retain any profits to provide capacity to write insurance and to accumulate reserves and surplus for the payment of claims. As a result, our board of directors currently does not intend to declare dividends or make any other distributions to our stockholders. Our board of directors plans to periodically reevaluate our dividend policy. Any determination to pay dividends to our stockholders in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If no dividends are paid, investors will only obtain a return on their investment if the value of our shares of common stock appreciates.

Provisions in our certificate of incorporation and bylaws and under Delaware law could prevent or delay transactions that stockholders may favor and entrench current management.

      We are incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision that authorizes our board of directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion and other rights as our board of directors may fix and without further stockholder action. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This can frustrate a change in the composition of our board of directors, which could result in entrenchment of current management. Takeover attempts generally include offering stockholders a premium for their stock. Therefore, preventing a takeover attempt may cause you to lose an opportunity to sell your shares at a premium. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

      Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. This provision may prevent changes in our management or corporate structure. Also, under applicable Delaware law, our board of directors is permitted to and may adopt additional anti-takeover measures in the future.

      Delaware law provides that no person shall enter into an agreement to merge with or acquire control of any person controlling a domestic insurer (including an insurance holding company) unless, at the time any such agreement is entered into, the agreement or acquisition has been approved by the Commissioner of the Delaware Department of Insurance. Control is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of any other person.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.	PROPERTIES

      We lease our headquarters in Chicago, Illinois. Our headquarters have approximately 25,000 square feet and our lease expires in 2020. We believe that our facility will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

      We are not currently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on our financial position and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Common Stock. Our shares of common stock trade on the Nasdaq National Market under the symbol “SUAI.” The following table sets forth the high and low sales price of our shares of common stock on the Nasdaq National Market for the periods presented. Our shares of common stock began trading on the Nasdaq National Market on November 23, 2004.

Period	High	Low

2005
First Quarter	$10.27	$8.92
Second Quarter	$9.11	$7.55
Third Quarter	$10.25	$8.06
Fourth Quarter	$8.25	$5.95
2004
November 23, 2004 through December 31, 2004	$9.69	$9.25

      As of March 1, 2006, there were ten record holders of our common stock.

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

      Repurchases of Common Stock. We did not repurchase any of our common stock in 2005 and we have no plans to do so in the foreseeable future.

      Our equity compensation plan information is included in Item 12, which is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor

	Year	Year	Period from
	Ended	Ended	April 3 to
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands, except for per share data)
Results of operations
Earned premiums	$26,611	$—	$—
Net investment income	3,558	278	—
Net realized gain/(loss)	(4)	2	—
Total revenues	30,165	280	—
Net income (loss)	(17,996)	(8,155)	(578)
Net income(loss) per share
Basic	$(1.22)	$(4.59)	$—
Diluted	$(1.22)	$(4.59)	$—

	Successor

	As of	As of
	December 31,	December 31,
	2005	2004

Financial condition
Investments	$102,991	$97,835
Total assets	277,163	217,231
Total liabilities	176,348	98,301
Shareholders’ equity	100,815	118,930
Book value data
Book value per share	$6.76	$8.09
Tangible book value per share	$6.04	$7.36

	Predecessor

	Period from	Year
	January 1 to	Ended
	November 23,	December 31,
	2004	2003

	(In thousands, except for per
	share data)
Results of operations
Earned premiums	$—	$9,961
Net investment income	1,329	2,128
Total revenues	1,719	11,941
Net income (loss)	650	1,359

      The following table includes the loss development history of loss and loss adjustment expense reserves of Specialty Underwriters’ Alliance, Inc. for business generated subsequent to its acquisition of Potomac Insurance Company of Illinois on November 23, 2004. The Company did not commence its operations until 2005.

	Successor (Specialty Underwriters’ Alliance Inc.)										Successor (SUA)
	Year Ended December 31,										Year Ended
($000)											December 31,
Y/E 12/31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJ. EXP											18,134
CUMULATIVE PAID AS OF:
1 YEAR LATER
2 YEARS LATER
3 YEARS LATER
4 YEARS LATER
5 YEARS LATER
6 YEARS LATER
7 YEARS LATER
8 YEARS LATER
9 YEARS LATER
10 YEARS LATER

	Successor (Specialty Underwriters’ Alliance Inc.)										Successor (SUA)
	Year Ended December 31,										Year Ended
($000)											December 31,
Y/E 12/31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

RE-ESTIMATED LIABILITY AS OF:
END OF YEAR											18,134
1 YEAR LATER
2 YEARS LATER
3 YEARS LATER
4 YEARS LATER
5 YEARS LATER
6 YEARS LATER
7 YEARS LATER
8 YEARS LATER
9 YEARS LATER
10 YEARS LATER
RED (DEF) Dec 2004
% REDUNDANCY (DEFICIENCY) REPORTED AS OF:
1 YEAR LATER
2 YEARS LATER
3 YEARS LATER
4 YEARS LATER
5 YEARS LATER
6 YEARS LATER
7 YEARS LATER
8 YEARS LATER
9 YEARS LATER
10 YEARS LATER

      The following table includes the complete loss development history of the direct gross loss and loss adjustment expense or LAE reserves of Potomac Insurance Company of Illinois, or Potomac. Effective January 1, 2004, Potomac entered into a transfer and assumption agreement with its parent company, OneBeacon, which reinsured all its direct liabilities to OneBeacon. Therefore, effective January 1, 2004, Potomac had no net liabilities for unpaid Losses and LAE. On November 23, 2004, we purchased Potomac and subsequently received approval from the Illinois Department of Insurance to rename the company SUA Insurance Company. SUA Insurance Company remains liable for the Loss and LAE reserves generated from its predecessor’s (Potomac’s) direct business should OneBeacon be unable to honor its reinsurance obligation in the future.

	Predecessor (Potomac) Year Ended December 31,

Direct Basis ($000) Y/E 12/31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJ. EXP	91,831	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	95,959	86,736
CUMULATIVE PAID AS OF:
1 YEAR LATER	37,000	53,647	62,659	81,545	98,963	86,980	76,958	58,815	10,090	26,653
2 YEARS LATER	61,051	84,611	108,284	128,261	163,656	159,584	134,008	68,756	66,724
3 YEARS LATER	77,409	112,193	131,940	163,498	220,344	213,116	143,601	125,152
4 YEARS LATER	95,415	124,855	151,753	191,357	261,115	222,556	199,328
5 YEARS LATER	103,816	135,029	166,365	212,314	270,071	275,099
6 YEARS LATER	109,322	143,667	176,712	215,134	311,462
7 YEARS LATER	114,002	148,722	177,865	236,584
8 YEARS LATER	116,673	149,304	188,880
9 YEARS LATER	117,095	156,013
10 YEARS LATER	121,677

	Predecessor (Potomac) Year Ended December 31,

Direct Basis ($000) Y/E 12/31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

RE-ESTIMATED LIABILITY AS OF:
END OF YEAR	91,831	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	95,959	86,736
1 YEAR LATER	96,003	118,878	145,067	211,516	326,426	326,203	247,629	198,858	110,371	113,389
2 YEARS LATER	96,301	127,693	184,404	272,353	359,245	320,706	270,997	168,770	153,388
3 YEARS LATER	100,950	158,274	222,057	279,420	350,765	344,771	240,368	211,738
4 YEARS LATER	125,181	181,078	221,608	266,482	366,736	318,382	284,706
5 YEARS LATER	141,469	179,581	209,018	273,463	351,129	358,428
6 YEARS LATER	139,473	168,994	212,266	265,763	384,034
7 YEARS LATER	129,867	169,519	208,048	282,360
8 YEARS LATER	129,675	168,778	217,864
9 YEARS LATER	126,347	175,067
10 YEARS LATER	130,897
RED (DEF) Dec 2004	(39,066)	(59,187)	(86,164)	(122,117)	(148,658)	(61,019)	(29,578)	(35,669)	(12,846)	(17,430)
% REDUNDANCY (DEFICIENCY) REPORTED AS OF:
1 YEAR LATER	(5)	(3)	(10)	(32)	(39)	(10)	3	(13)	21	(18)
2 YEARS LATER	(5)	(10)	(40)	(70)	(53)	(8)	(6)	4	(9)
3 YEARS LATER	(10)	(37)	(69)	(74)	(49)	(16)	6	(20)
4 YEARS LATER	(36)	(56)	(68)	(66)	(56)	(7)	(12)
5 YEARS LATER	(54)	(55)	(59)	(71)	(49)	(21)
6 YEARS LATER	(52)	(46)	(61)	(66)	(63)
7 YEARS LATER	(41)	(46)	(58)	(76)
8 YEARS LATER	(41)	(46)	(65)
9 YEARS LATER	(38)	(51)
10 YEARS LATER	(43)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Underwriters’ Alliance, Inc.

      The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

      We were formed on April 3, 2003 for the purpose of offering products in the specialty commercial property and casualty insurance market by using an innovative business model. Specialty insurance typically serves niche groups of insureds that require highly specialized knowledge of a business class to achieve underwriting profits. This segment has traditionally been underserved by most standard commercial property and casualty insurers, due to the complex business knowledge and the investment required to achieve attractive underwriting profits. Competition in this segment is based primarily on client service, availability of insurance capacity, specialized policy forms, efficient claims handling and other value-based considerations, rather than just price.

      On November 23, 2004 we completed our initial public offering, or IPO, and concurrent private placements and completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. After giving effect to the acquisition, we changed the name of Potomac Insurance Company of Illinois to SUA Insurance Company.

      Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.

      The historical results of Potomac, our accounting predecessor, reflects Potomac’s operations as a member of the OneBeacon Insurance Company, or OneBeacon, inter-company pooling arrangement, or Pool, under which Potomac ceded all of its insurance business into the Pool and assumed 0.5% of the Pool’s insurance business. On April 1, 2004, effective January 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac did not, and will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligations.

Results of Operations for Specialty Underwriters’ Alliance, Inc. (Successor) for the Years Ended December 31, 2005, December 31, 2004, and for the Period from April 3, 2003 to December 31, 2003 and for Potomac Insurance Company of Illinois (Predecessor) for the Period from January 1, 2004 to November 23, 2004 and for the Year Ended December 31, 2003

      On January 1, 2005 we commenced our insurance operations. However, due to the lead times necessary to quote and place business, we did not effectively begin writing policies until March 2005. The Company is still in early stages of developing its operations and introducing its products through its partner agents to the insurance marketplace. During these early stages of development, insurance revenues and investment income were not sufficient to absorb the company’s operating expenses and operating losses resulted. Further, the benefits of tax losses generated will not be recognized until the Company’s operating results and future outlook produce sufficient taxable income.

      Gross written premiums for the year ended December 31, 2005 were $90.6 million.

      Our Partner Agent, Risk Transfer Holdings, Inc., or RTH, specializes in providing workers’ compensation coverage to PEOs, which are organizations that provide small employers with human resource services, employee benefits, and workers’ compensation insurance. Currently we are writing business in California,

Florida, Georgia, Alabama, South Carolina and most recently Texas and Illinois. We are also targeting other states that offer favorable environments. RTH produced total written premiums of $50.2 million for the year ended December 31, 2005.

      AEON Insurance Group, Inc., or AEON, the Company’s partner agent specializing in commercial auto, general liability, inland marine and property coverages for tow truck operators and vehicle repossessors, on a national basis, produced total written premiums of $11.0 million for the year ended December 31, 2005.

      American Team Managers, or ATM, specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and workers’ compensation for small to midsize businesses all within California. Total written premiums for the year ended December 31, 2005 were $22.1 million.

      Specialty Risk Solutions, LLC, or SRS, specializes in providing general liability to the public entity segment including schools, municipalities and special districts. SRS signed a partner agent program agreement with us in May 2005. Total written premiums for the year ended December 31, 2005 were $7.0 million all within California and Florida.

      Appalachian Underwriters, Inc., or AUI, specializes in providing commercial general liability and commercial auto liability to residential and small commercial contractors in mid-south and central states. AUI signed a partner agent program agreement with us in October 2005 and began writing business in December 2005. Total written premiums for the year ended December 31, 2005 were $0.3 million.

      Our premiums in 2005 were primarily concentrated in California and Florida. California approved a 15.3% decrease in advisory pure premium rate for workers’ compensation effective as of January 1, 2006. This decrease was in response to an improvement in loss experience caused by recent workers’ compensation reform. Given the recent reforms, we still believe that California is an attractive workers’ compensation market. However, future experience may lead us to conclude otherwise. Our gross written premiums by state were as follows:

	Gross Written	Percentage of Gross
	Premium	Written Premium

	(Dollars in millions)
California	$35.7	39.4%
Florida	38.6	42.6%
Other States	16.3	18.0%

Total	$90.6	100.0%

      We expect that premium volume from our existing agents will continue to increase. Our business written for 2005 was approximately 69% workers’ compensation and our longer term goal is to have a more even balance between workers’ compensation, general liability and commercial auto. We are also continuing to explore the appointments of new partner agents to increase our volume and balance our book of business.

      Total revenues consisted of earned premium of $26.6 million and investment income of $3.6 million. Total expenses were $48.2 million consisting of loss and loss adjustment expense of $19.1 million, amortization of deferred acquisition cost of $6.1 million, service company fees of $8.8 million and other operating expenses of $14.2 million. Other operating expenses include $5.2 million of salaries and benefit costs (excluding $2.9 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $3.0 million of professional and consulting fees, $1.8 million of depreciation and amortization and $4.2 million of other expenses. For the year ended December 31, 2005 we reported a net loss of $18.0 million.

      Our loss and loss adjustment expense ratio was 66.7% on a direct basis (before reinsurance) and 71.8% on a net basis (after reinsurance). Our net loss and loss adjustment expense ratio was 5.1% higher than our direct loss ratio due to the fact that we paid minimum premiums to reinsurers that were in excess of the actual premiums expected when the reinsurance was originally priced. Further, our loss experience in the excess layers reinsured (typically losses above $1 million) was better than the loss experience in the lower layers retained by us. We have entered into new reinsurance arrangements for 2006 which we expect will produce ceded results more in line with our direct results.

      Our direct loss and loss adjustment expense ratios by statutory line of business were as follows:

	Loss and Loss
	Adjustment Expense	Gross Written	Gross Earned
	Ratio	Premium	Premium

	(Dollars in millions)
Workers’ Compensation	69.0%	$62.3	$21.5
Commercial Automobile	69.7%	9.4	3.6
General Liability	43.6%	10.7	4.5
All Other	84.8%	8.2	2.4

Total	66.7%	$90.6	$32.0

      Our direct and net loss and loss adjustment expense ratio was also negatively affected by the level of the unallocated loss adjustment expense ratio, which was 7.5% on a direct basis and 9.0% on a net basis. This high level of unallocated loss adjustment expense was due to lower than expected premium volume, while having to incur the costs necessary to build a claim infrastructure and management process.

      Due to the lower than expected premium volume in our first year of operations, our expense levels were disproportionate to our earned premium. As we increase our future premium volume through existing and newly appointed partner agents we expect that our expense ratio will improve. Further, we were unable to achieve a satisfactory resolution with Syndicated Services, Inc., or SSC, our service company, and have mutually agreed to terminate our relationship effective December 31, 2005. The contract with SSC required us to pay $8.8 million for 2005 services. We have substantially completed the transition process through both internal hiring and outsourcing. We anticipate an expense reduction associated with these back office activities of at least 50% in 2006 and beyond.

      Also, as part of our infrastructure strategy, we finalized our technology plans for policy administration by contracting for a new system that will allow us to comprehensively process and issue policies for all lines of business. We believe this new system and resultant technology improvements will provide the ability to write business more efficiently. As a result of this new system direction, approximately $0.4 million of capitalized software will no longer be used and was expensed.

      For the year ended December 31, 2004 we reported a net loss of $8.1 million as a result of start-up costs while not recording any revenues. Revenue consisted solely of investment income of $0.3 million earned on capital from our initial funding date of November 23, 2004 through December 31, 2004. Total expenses consisted of service company fees of $4.6 million and other operating expenses of $3.8 million.

      We were formed on April 3, 2003 and did not have any financial activity until our initial funding date of December 12, 2003. For the period April 3, 2003 to December 31, 2003, we reported a net loss of $0.6 million.

      Potomac’s pre-tax income was $1.0 million for the period from January 1, 2004 through November 23, 2004 and $2.1 million for the year ended December 31, 2003. As of January 1, 2004, Potomac ceased its participation in the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement, or the Pool. As a result, net written premiums, net earned premiums, losses and underwriting expenses for the period from January 1, 2004 through November 23, 2004 were zero and, therefore, are not comparable with 2003 results.

Liquidity and Capital Resources

      We are organized as a holding company and, as such, have no direct operations of our own. Our assets consist primarily of investments in our subsidiary, through which we conduct substantially all of our insurance operations.

      As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations.

Funds to meet these obligations are expected to come primarily from dividends and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make payments to us will be limited by the applicable laws and regulations of Illinois. There will be restrictions on the payment of dividends by our insurance subsidiary to us.

      For the year ended December 31, 2005 net cash from operating activities was $8.4 million principally consisting of premium and deposit collections exceeding losses and expenses paid out. Further cash used in investment activities was $13.6 million principally representing increases in investments and additions to equipment and capitalized software. Further, we had cash flows from financing activities of $1.5 million from sales of Class B shares to partner agents.

      Our insurance operations commenced in early 2005 and as a result cash flows were negative for the majority of 2005 and first became positive in the fourth quarter of 2005. We expect that operating cash flows will continue to grow and remain positive.

      For the year ended December 31, 2004, our increase in cash was $8.8 million. Cash was provided from the net proceeds of our initial public offering of $123.5 million and $3.2 million from term loans. Net cash used for investment activities during the twelve month period ended December 31, 2004 totaled $110.0 million and was primarily related to the acquisition of Potomac and subsequent purchases of investments with the proceeds from the initial public offering. Cash used for operating activities during the period from January 1, 2004 to December 31, 2004 totaled $7.9 million and was primarily related to our initial start-up costs.

      For the period from April 3, 2003 to December 31, 2003, our increase in cash was $0.2 million generated from short term loans of $0.7 million net of start-up costs of $0.5 million.

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

      The aggregate fair market value of our fixed maturity investments at December 31, 2005 was $94.1 million compared to amortized cost of $95.8 million. The aggregate fair market value of our fixed maturity investments at December 31, 2004 was $50.5 million compared to amortized cost of $50.5 million.

      While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss adjustment expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection from adequately rated reinsurers on terms that are acceptable to us.

      Insurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We have capitalized our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Higher financial ratings would enable us to write more business. Maintaining adequate capital consistent with business objectives is critical to any insurer’s future, and particularly important to start-up companies such as ours. We believe that our current level of capital is sufficient, but would need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results. We are presently looking at a variety of financing alternatives including the potential issuance of a trust preferred security that would provide capital for future growth.

      If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

Off Balance Sheet Arrangements

      None.

Contractual Obligations

      The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2005.

Table of Contractual Obligations

Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in thousands)
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	6,492	160	693	879	4,760
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$6,492	$160	$693	$879	$4,760

      For purposes of this table:

•	“Long-Term Debt Obligation” means: (i) a payment obligation (included in the Company’s consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations,” (March 1981), as may be modified or supplemented, and (ii) interest payment obligations related to such long-term borrowings.

•	“Capital Lease Obligation” means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented.

•	“Operating Lease Obligation” means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented. All operating lease obligations are for facilities.

•	“Purchase Obligation” means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of

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

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with generally accepted accounting principals, or GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Management believes that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. As permitted by FAS 123, our company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to our consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2005 and 2004, as we had a net operating loss carry forwards and have never paid any tax.

Premium Income

      Net premiums written consists of direct premiums written less ceded premiums. The components of net premiums written are recognized as revenue over the period that coverage is provided. When premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the balance sheets, will represent that portion of premiums written that are applicable to the unexpired terms of policies in force. Certain policies are subject to adjustment based on changes in exposure units over the period of coverage, such as payroll increases/decreases and changes in risk classifications and therefore the direct written premiums are estimated during the policies term until final audit of the policy occurs.

Investments

      We have classified all fixed maturity investment securities upon acquisition as available-for-sale securities. Available-for-sale fixed maturities securities are reported at fair value. Short-term investments are recorded at cost.

      We use quoted market prices in determining the fair value of fixed maturities and short-term investments in most cases. Where quoted market prices are unavailable, we expect to base the estimate on recent trading. Unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation is reported as a component of other comprehensive income.

      We monitor the difference between our cost basis and the fair value of our investments to determine, when the fair value is below cost, if this is other than a temporary impairment. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. Other than temporary impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date, and are included in net realized gains and losses.

Deferred Policy Acquisition Costs

      We establish an asset for deferred policy acquisition costs such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our lines of business. Deferred policy acquisition costs will be amortized over the period of coverage of the policies written. We assess the recoverability of deferred policy acquisition costs. The loss and loss adjustment expense ratio we use to estimate the recoverability of deferred costs is based primarily on the assumption that the future loss and loss adjustment expense ratio will include consideration of the recent experience. Such adjustments, if any, are recorded through operations in the period identified. Actual results could differ materially from such estimates, requiring future adjustments to the recorded deferred policy acquisition cost asset.

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

Losses, Claims and Settlement Expenses

      Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred. These reserves reflect our best estimates of the total cost of claims that were reported to us, but not yet paid, referred to as Case Reserves, and the cost of claims “incurred but not yet reported” to us, or IBNR, referred to as IBNR Reserves.

      The estimate of these reserves is subjective and complex and require us to make estimates about the future payout of claims, which is inherently uncertain. We establish and adjust reserves based on our knowledge of the circumstances and facts of claims. Upon notice of a claim, we establish a Case Reserve for losses based on the claims information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigations of claims develop and as our claims personnel identify trends in claims activity, we refine and adjust our estimates of Case Reserves. When we establish reserves, we do so based on our knowledge of the circumstances and claim facts. We continually review our reserves, and as experience develops and additional information becomes known, we adjust the reserves. Such adjustments are recorded through operations in the period identified. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved.

      For IBNR losses, we estimate the amount of reserves for each line of business on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given accident year. The utilization of company specific loss experience will increase over time, which will reduce the inherent uncertainty that exists in reserving for our newer book of business. The actual future development of our loss reserves may have a material adverse impact on our financial condition and results of operation.

      To establish loss and loss adjustment expense reserves, we make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements. Actual results could differ materially from those estimates. The effects of inflation could cause the severity of claims to increase in the future. Our estimates for losses and loss adjustment expenses will include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that will be established for these claims, we will be required to increase reserves for losses and loss adjustment expenses with a corresponding reduction in our earnings in the period in which the increase is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity portfolio:

			Estimated Fair	After Tax
		Assumed Change	Value After	Increase
	Fair Value	in Relevant Interest	Change in	(Decrease) in
	at 12/31/05	Rate	Interest Rate	Carrying Value

	(Dollars in thousands)
Total Investments	$102,991	100 bp decrease	$105,779	$2,788
		50 bp decrease	$104,419	$1,428
		50 bp increase	$101,540	$(1,451)
		100 bp increase	$100,065	$(2,926)

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

      The portfolio of fixed maturities consisted solely of high quality bonds at December 31, 2005. The following table summarizes bond ratings at carrying value.

	As of December 31,
	2005

		Percent of
Bond Ratings	Amount	Portfolio

U.S. Government and affiliated agency securities	$41,279	43.9%
AA rated	15,940	16.9%
A rated	36,910	39.2%

Total	$94,129	100%

      We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      As required by SEC Rules 13a-15(b) and 15d-15(b), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

      Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, these internal controls.

      Management’s Report on Internal Control Over Financial Reporting. Our management, under the supervision of our principal executive officer and principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in SEC Rules 13a-15(f) and 15d-15(f). Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management including our principal executive officer and principal financial officer have concluded that the design and operation of our internal controls over financial reporting are effective as of December 31, 2005.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

      Inherent Limitations on Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control and internal control over financial reporting systems are met.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a) 1. and 2. Financial Statements and Financial Statement Schedules

      The consolidated financial statements and financial statement schedules of Specialty Underwriters’ Alliance, Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1.

      3. Exhibits

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2004, between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.2	Amendment No. 1, dated May 4, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.3	Amendment No. 2, dated July 1, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.4	Amendment No. 3, dated July 13, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.5	Amendment No. 4, dated October 12, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.6	Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.6, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

4.1		Amended and Restated Senior Secured Note to the order of Friedman, Billings, Ramsey Group, Inc. for up to $2,000,000 (Incorporated by reference to Exhibit 4.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.2		Amended and Restated Subordinated Note to the order of Courtney C. Smith for up to $260,000 (Incorporated by reference to Exhibit 4.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.3		Amended and Restated Subordinated Note to the order of Peter E. Jokiel for up to $114,000 (Incorporated by reference to Exhibit 4.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.4		Amended and Restated Subordinated Note to the order of William S Loder for up to $45,000 (Incorporated by reference to Exhibit 4.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.5		Amended and Restated Subordinated Note to the order of Gary J. Ferguson for up to $31,000 (Incorporated by reference to Exhibit 4.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.6		Amended and Restated Amended and Restated Senior Secured Note to the order of Standard American Insurance Limited for up to $1,450,000 (Incorporated by reference to Exhibit 4.6, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.7		Warrant No. W-1 B issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.7, filed with the Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.8		Warrant No. W-1 C issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.9		Warrant No. W-2 B issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.10		Warrant No. W-2 C issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.11		Warrant No. W-3 B issued to Peter E. Jokiel (Incorporated by reference to Exhibit 4.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.12		Warrant No. W-4 B issued to William S. Loder (Incorporated by reference to Exhibit 4.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.13		Warrant No. W-5 B issued to Gary J. Ferguson (Incorporated by reference to Exhibit 4.13, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.14		Warrant No. W-6 issued to Standard American Insurance Limited (Incorporated by reference to Exhibit 4.14, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.1	Management and Administrative Services Agreement, dated November 1, 2003, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.2	Engagement letter, dated November 24, 2003 between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.3	Agreement, dated March 15, 2004, between the Registrant and Guy Carpenter & Company, Inc. (Incorporated by reference to Exhibit 10.1.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.4	Addendum I to the Management and Administrative Services Agreement, dated April 26, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.5	Amended and Restated Stock Option Plan dated as of November 10, 2004 (Incorporated by reference to Exhibit 10.1.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.6	Addendum II to the Management and Administrative Services Agreement, dated June 10, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.6, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.7	First Amendment to Engagement Letter, dated June 24, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.7, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.8	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.9	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.1.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.10	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and William S. Loder (Incorporated by reference to Exhibit 10.1.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.11	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.1.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.12	Amended and Restated Senior Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.13	Amended and Restated Subordinated Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.14	Amended and Restated Intercreditor and Subordination Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.15	Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.16	Amended and Restated Securities Purchase Agreement, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.16, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.17	Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.18	Amended and Restated Securities Purchase Agreement, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.18, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.19	Software License Maintenance and Support Agreement, dated May 20, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.21, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.20	Master Software Sales and Services, Agreement (Americas), dated May 19, 2004, between the Registrant and SunGard Sherwood Systems (US), Inc. (Incorporated by reference to Exhibit 10.1.22, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.21	Warrant Exchange Agreement, dated August 31, 2004, among the Registrant, Friedman, Billings, Ramsey Group, Inc., Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.23, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.22	Second Amendment to Engagement Letter, dated September 7, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.24, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.23	Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.24	Promissory Note, dated September 30, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.26, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.25	Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.26	Promissory Note, dated August 16, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.28, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.27	Letter Agreement, dated September 15, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.31, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.28	Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.29	Amended and Restated Securities Purchase Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.33, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.30	Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.34, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.31	Promissory Note, dated November 3, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.35, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.32	First Amendment to Software License Maintenance and Support Agreement, dated October 13, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.36, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.33	Second Amendment to Software License Maintenance and Support Agreement, dated November 9, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.37, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.34	First Amendment to Amended and Restated Senior Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.38, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.35	First Amendment to Amended and Restated Subordinated Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson. (Incorporated by reference to Exhibit 10.1.39, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.36	Form of Voting Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.37	Form of Registration Rights Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.38	Form of Stock Purchase Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.42, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.39	Third Amendment to the Software License and Maintenance and Support Agreement by and between ISO Strategic Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.1.43, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.40	Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.1.41	Amendment No. 1 to Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.1.42	Partner Agent Program Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.42 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.43	Securities Purchase Agreement dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.43 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.44	Partner Agent Program Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.44 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.45	Securities Purchase Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.45 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

Exhibit
Number		Description

10	.1.46	First Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.46 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.47	Third Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.47 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.48*	Amendment No. 1 to the Partner Agent Program Agreement, dated December 13, 2005, between the Registrant and Appalachian Underwriters, Inc.
10	.1.49*	Partner Agent Program Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.
10	.1.50*	Securities Purchase Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.
14.1		Code of Ethics of Specialty Underwriters’ Alliance, Inc. (Incorporated by reference to Exhibit 14.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
21.1		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
23	.1*	Consent of PricewaterhouseCoopers, LLP with respect to Registrant.
23	.2*	Consent of PricewaterhouseCoopers, LLP with respect to Registrant.
31	.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page No.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2005 and December 31, 2004	F-5
 Consolidated Statements of Income and Comprehensive Income of Specialty Underwriters’ Alliance, Inc. (Successor) for the years ended December 31, 2005, December 31, 2004 and for the period from April 3, 2003 to December 31, 2003 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004 and the year ended December 31, 2003
F-6
Consolidated Statement of Stockholders’ Equity of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2005 and December 31, 2004	F-7
 Consolidated Statements of Cash Flows for Specialty Underwriters’ Alliance, Inc. (Successor) for the years ended December 31, 2005, December 31, 2004 and the period from April 3, 2003 to December 31, 2003 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004 and for the year ended December 31, 2003
F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedules
Schedule I — Specialty Underwriters’ Alliance, Inc. — Summary of Investments other than investments in related parties at December 31, 2005	F-24
 Schedule II — Specialty Underwriters’ Alliance, Inc. — Condensed Financial Information of Registrant for the years ended December 31, 2005, December 31, 2004 and for the period from April 3, 2003 to December 31, 2003
F-25
 Schedule III — Specialty Underwriters’ Alliance, Inc. — Supplementary Insurance Information for the years ended December 31, 2005, December 31, 2004 and for the period from April 3, 2003 to December 31, 2003
F-28
Schedule IV — Specialty Underwriters’ Alliance, Inc. — Reinsurance for the years ended December 31, 2005, December 31, 2004 and for the period from April 3, 2003 to December 31, 2003	F-29
Schedule V — Specialty Underwriters’ Alliance, Inc. — Valuation and Qualifying Accounts of Registrant for the years ended December 31, 2005, December 31, 2004 and December 31, 2003	F-30
 Schedule VI — Specialty Underwriters’ Alliance, Inc. — Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2005, December 31, 2004 and for the period from April 3, 2003 to December 31, 2003
F-31
Schedule III — Potomac Insurance Company of Illinois — Supplementary Insurance Information for the period from January 1, 2004 to November 23, 2004 and for the year ended December 31, 2003	F-32
Schedule IV — Potomac Insurance Company of Illinois — Reinsurance for the period from January 1, 2004 to November 23, 2004 and for the year ended December 31, 2003	F-33
Schedule V — Potomac Insurance Company of Illinois — Valuation and Qualifying Accounts of Registrant for the year ended December 31, 2003	F-34
 Schedule VI — Potomac Insurance Company of Illinois — Supplemental Information for Property and Casualty Insurance Underwriters for the period from January 1, 2004 to November 23, 2004 and for the year ended December 31, 2003
F-35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:

      We have completed an integrated audit of Specialty Underwriters’ Alliance, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Specialty Underwriters’ Alliance, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, and the period from April 3, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 3, 2006

Report of Independent Registered Public Accounting Firm

      To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:

In our opinion, the financial statements listed in the accompanying index of Potomac Insurance Company of Illinois present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2004 to November 23, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 28, 2005

Balance Sheets

	Specialty Underwriters’
	Alliance, Inc.

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $95,760 and $50,455)	$94,129	$50,465
Short-term investments, at amortized cost (which approximates fair value)	8,862	47,370

Total investments	102,991	97,835
Cash	5,329	8,986
Insurance premiums receivable	44,868	—
Reinsurance recoverable on unpaid loss and loss adjustment expenses	88,997	95,959
Prepaid reinsurance premiums	3,492	3
Investment income accrued	1,102	677
Equipment and capitalized software at cost (less accumulated depreciation of $1,488 and $0)	5,566	2,389
Intangible assets	10,745	10,745
Deferred acquisition costs	11,279	—
Other assets	2,794	637

Total assets	$277,163	$217,231

LIABILITIES
Loss and loss adjustment expense reserves	$104,870	$95,959
Unearned insurance premiums	58,595	3
Payable for securities purchased	—	1,000
Insured deposit funds	7,159	—
Accounts payable and other liabilities	5,724	1,339

Total liabilities	176,348	98,301

Commitments (Note 9)
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 30,000,000 and 75,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 223,694 and 26,316 shares	2	—
Paid-in capital — Class A	127,256	127,256
Paid-in capital — Class B	1,770	250
Accumulated deficit	(26,729)	(8,733)
Accumulated other comprehensive income (loss)	(1,631)	10

Total stockholders’ equity	100,815	118,930

Total liabilities and stockholders’ equity	$277,163	$217,231

The accompanying notes are an integral part of these financial statements.

Statements of Operations and Comprehensive Income (Loss)

	Specialty Underwriters’			Potomac Insurance Company
	Alliance, Inc. (Successor)			of Illinois (Predecessor)

			Period from	Period from
	Year Ended	Year Ended	April 3 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	November 23,	December 31,
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Revenues
Earned insurance premiums	$26,611	$—	$—	$—	$9,961
Net investment income	3,558	278	—	1,329	2,128
Net realized gain (losses)	(4)	2	—	390	(466)
Other revenue	—	—	—	—	318

	30,165	280	—	1,719	11,941

Expenses
Loss and loss adjustment expenses	19,099	—	—	—	6,821
Amortization of deferred acquisition costs	6,122	—	—	674	1,843
Service company fees	8,798	4,650	205	—	—
Other operating expenses	14,142	3,517	216	45	939
Financing expenses	—	268	157	—	—
Accretion of loss and loss adjustment expense	—	—	—	—	243

Total expenses	48,161	8,435	578	719	9,846

Pretax income (loss)	(17,996)	(8,155)	(578)	1,000	2,095
Federal income tax expense	—	—	—	(350)	(736)

Net income (loss)	(17,996)	(8,155)	(578)	650	1,359
Net change in unrealized gains and losses for investments held, after tax	(1,641)	10	—	(391)	(25)

Comprehensive income (loss)	$(19,637)	$(8,145)	$(578)	$259	$1,334

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(1.22)	$(4.59)	$(57,800.00)	$ NM	$ NM
Diluted	$(1.22)	$(4.59)	$(57,800.00)	$ NM	$ NM
Average Shares Outstanding
Basic	14,774	1,779	—	NM	NM
Diluted	14,774	1,779	—	NM	NM

The accompanying notes are an integral part of these financial statements.

Statement of Stockholders’ Equity

						Accumulated
						Other
	Common	Paid-in	Common	Paid-in	Retained	Comprehensive	Total
	Stock	Capital	Stock	Capital	Earnings	Income	Stockholders’
(Successor)	Class A	Class A	Class B	Class B	(Deficit)	(Loss)	Equity

	(Dollars in thousands)
Balance at December 31, 2003	$—	$—	$—	$—	$(578)	$—	$(578)
Net loss	—	—	—	—	(8,155)	—	(8,155)
Net change in unrealized investment losses, net of tax	—	—	—	—	—	10	10
Stock issuance	147	127,256	—	250	—	—	127,653

Balance at December 31, 2004	$147	$127,256	$—	$250	$(8,733)	$10	$118,930

Net loss	—	—	—	—	(17,996)	—	(17,996)
Net change in unrealized investment losses, net of tax	—	—	—	—	—	(1,641)	(1,641)
Stock issuance	—	—	2	1,520	—	—	1,522

Balance at December 31, 2005	$147	$127,256	$2	$1,770	$(26,729)	$(1,631)	$100,815

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

	Specialty Underwriters’			Potomac Insurance Company
	Alliance, Inc. (Successor)			of Illinois (Predecessor)

			Period from	Period from
	Year Ended	Year Ended	April 3 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	November 23,	December 31,
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Cash flows from operations
Net income (loss)	$(17,996)	$(8,155)	$(578)	$650	$1,359

Charges (credits) to reconcile net income to cash
flows from operations:
Federal income tax expense	—	—	—	350	736
Net realized losses	4	(2)	—	(390)	466
Amortization of bond discount	495	—	—	—	—
Depreciation	1,760	—	—	—	—
Accrued interest costs exchanged for common stock	—	234	—	—	—
Write off of capitalized software	418	—	—	—	—
Net change in:				—	—
Deferred charges	—	4,730	(4,730)	—	—
Stock warrants	—	(4,795)	4,795	—	—
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	6,962	(95,959)	—	42,008	35,591
Loss and loss adjustment expense reserves	8,911	95,959	—	(57,017)	(39,385)
Insurance premiums receivable	(44,868)	—	—	2,119	686
Unearned insurance premiums	58,592	3	—	(4,823)	(1,159)
Deferred acquisition costs	(11,279)	—	—	674	117
Prepaid reinsurance premiums	(3,489)	—	—	—	—
Insured deposit funds	7,159	—	—	—	—
Other, net	1,770	21	13	(683)	(1,966)

Total adjustments	26,435	191	78	(17,762)	(4,914)

Net cash flows provided by (used for) operations	8,439	(7,964)	(500)	(17,112)	(3,555)

Cash flows from investing activities
Net decrease in short-term investments	38,508	(47,370)	—	12,020	(10,022)
Sales of fixed maturity investments	—	—	—	34,272	314,811
Redemptions, calls and maturities of fixed maturity investments	6,387	—	—	13,697	267
Purchases of fixed maturity investments	(52,192)	(39,230)	—	(33,555)	(324,867)
Unsettled net investment purchases	(1,000)	—	—	—	—
Purchase of equipment and capitalized software	(5,321)	(2,389)	—	—	—
Net cash paid for acquisition	—	(20,978)	—	—	—

Net cash flows provided by (used for) investing activities	(13,618)	(109,967)	—	26,434	(19,811)

Cash flows from financing activities
Cash distributions paid to Parent	—	—	—	(18,610)	—
Proceeds from short-term borrowings	—	3,200	700	—	—
Issuance of common stock	1,522	123,517	—	—	—

Net cash provided by (used for) financing activities	1,522	126,717	700	(18,610)	—

Net (decrease) increase in cash during the period	(3,657)	8,786	200	(9,288)	(23,366)
Cash at beginning of the period	8,986	200	—	10,307	33,673

Cash at end of the period	$5,329	$8,986	$200	$1,019	10,307

      On November 23, 2004 the Company repaid short term debt of $3.9 million by the issuance of common stock.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

(dollars in thousands)

NOTE 1 — NATURE OF OPERATIONS

      UAI Holdings, Inc., a Delaware holding company, was organized on April 3, 2003. There was no financial activity between the organizational date and the initial funding date of December 12, 2003. On November 5, 2003, UAI Holdings, Inc. changed its name to Specialty Underwriters’ Alliance, Inc., or the Company. The Company was organized to provide specialty program commercial property and casualty insurance through wholly owned insurance subsidiaries.

      On November 23, 2004, the Company successfully completed an initial public offering, or the IPO, which generated net proceeds of $119,789. On December 22, 2004 the Company received proceeds of $3,728 from the underwriter’s exercise of the over allotment option.

      Prior to completing the IPO, the Company’s sole source of cash was $3,900 in term loans with senior and subordinated lenders. Concurrent with the IPO, all outstanding loans, together with accrued interest of $236 were repaid, through an exchange for common stock.

      On March 22, 2004, the Company entered into a stock purchase agreement to acquire all of the outstanding shares of Potomac Insurance Company of Illinois, or Potomac, from OneBeacon Insurance Company, or OneBeacon. Concurrent with the initial public offering the Company purchased Potomac for $21,997 which was equivalent to Potomac’s statutory basis capital and surplus as of the closing date plus $10,745. On the same date, the Illinois Department of Insurance approved an amendment to Potomac’s charter to change its name to SUA Insurance Company.

      As of December 31, 2004 the Company had not written any insurance policies. As a result its operations consisted only of investment activities, start-up costs and operating expenses. The Company began its insurance operations in 2005.

      Our premiums in 2005 were primarily concentrated in California and Florida. Our gross written premiums by state were as follows:

	Gross Written	Percentage of Gross
	Premium	Written Premium

	(Dollars in millions)
California	$35.7	39.4%
Florida	38.6	42.6%
Other States	16.3	18.0%

Total	$90.6	100.0%

      Our gross written premium by line of business were as follows:

	Gross Written	Percentage of Gross
	Premium	Written Premium

	(Dollars in millions)
Workers’ Compensation	$62.3	68.8%
Commercial Automobile	9.4	10.4%
General Liability	10.7	11.8%
All Other	8.2	9.0%

Total	$90.6	100.0%

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All intercompany amounts have been eliminated.

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

     Cash and Investments

      All fixed maturity investment securities are classified as available for sale. As such, they are reported at estimated fair value; unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation during the year is reported as a component of other comprehensive income (loss). Estimated fair value is based on quoted market prices. Where quoted market prices are

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

unavailable, the estimated fair value is based on recent trading. Premium and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

      Cash consists of demand deposits. Short-term investments consist of investments with original maturities of less than one year, as determined on the date of purchase.

      The Company monitors the difference between its cost basis and the fair value of its investments to determine, when the fair value is below cost, if this is other than a temporary impairment. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. Other than temporary impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date, and are included in net realized gains and losses.

      Investment income is recorded when earned. Realized investment gains and losses are recognized using specific identification of the security sold.

Equipment and Capitalized Software

      Equipment consists of office furniture and equipment and will be depreciated over three to five years. Capitalized software costs are related to computer software that has been purchased/developed for internal use. These costs generally consist of software and licensing costs. The amortization period for capitalized costs is three to five years. None of these assets were placed in service or were ready for their intended use at December 31, 2004, and as a result there was no depreciation or amortization recorded in 2004.

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

Intangible Assets

      The cost of insurance licenses is an indefinite life intangible asset because the licenses will remain in effect indefinitely as long as the Company complies with relevant state insurance regulations. This intangible asset will not be amortized, but will be evaluated for impairment at least annually or upon the occurrence of certain triggering events.

Short-Term Debt

      All outstanding short-term debt as of December 31, 2003, together with additional borrowings during 2004 and accrued interest, were exchanged for common stock at the completion of the IPO.

Stock Warrants

      In connection with the short-term senior and subordinated loan agreements, the Company issued warrants to the lenders, respectively, to purchase for $0.01 per share, the number of shares of common stock of the Company that could be purchased in the planned IPO for $4,795.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      A liability for the fair value of the warrants was accrued at the grant date, offset by a related deferred charge for debt issue costs. The Company valued the warrants at their estimated intrinsic value as if the planned IPO were successful because of the inherent subjectivity in estimating the fair value of the warrants at the date of grant. In 2004, prior to the completion of the IPO in the fourth quarter, the warrants were terminated and the warrants and associated charges were reversed in the financial statements.

Earned and Unearned Insurance Premiums

      Premiums are recognized as revenue over the coverage period of policies written on a daily pro rata basis. Certain policies are subject to adjustment based on changes in exposure units over the period of coverage, such as payroll increases/decreases and changes in risk classifications and therefore the direct written premiums are estimated during the policies term until final audit of the policy occurs. Unearned insurance premiums represent the portion of premiums written relating to the remaining term of each policy.

Deferred Policy Acquisition Costs

      Costs related to the writing of insurance policies such as up-front commissions, premium taxes and other costs associated with premium writings are deferred and subsequently amortized to income over the period of coverage. Deferred policy acquisition costs are assessed for recoverability using loss and loss adjustment expense ratios which are based primarily on the assumption that the future loss and loss adjustment expense ratio will include consideration of the recent experience. Adjustments to the asset for future recoverability are recorded through operations in the period identified.

Income Taxes

      The Company records deferred income taxes to reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and their tax basis. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized.

Reinsurance

      Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums earned.

      Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers.

Unpaid Loss and LAE

      Liabilities for loss and loss adjustment expenses, or LAE, are comprised of case basis estimates for claims and claim expenses reported prior to year-end and estimates of incurred but not reported, or IBNR, losses and loss expenses, net of estimated salvage and subrogation recoverable. These estimates are recorded gross of reinsurance and are continually reviewed and updated with any resulting adjustments reflected in current operating results. As of December 31, 2004 all these liabilities consisted of the remaining direct obligations of our predecessor, Potomac Insurance Company of Illinois, whose claim handling and reserving are continued to be provided to the Company by OneBeacon.

      For business generated by the Company, case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

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

      For IBNR losses, the amount of reserves is estimated on the basis of historical and statistical information. We consider historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given year.

      Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE, past experience is the primary resource, but cannot be relied upon in isolation.

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

Earnings Per Share

      Basic earnings per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.

      In calculating diluted earnings per share, the weighted average of Class A and Class B shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive.

      Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 7 to the consolidated financial statements. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

deductions were zero in 2005, as the Company had a net operating loss carry forward in 2005 and has never paid any tax.

NOTE 4 — INVESTMENTS

      The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2005 were as follows:

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
2005	Amortized Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$10,273	$8	$(109)	$10,172
U.S. Government Agencies Securities	13,840	3	(205)	13,638
Corporate Securities	49,178	4	(1,047)	48,135
Mortgage Backed Securities	22,469	22	(307)	22,184

Total Fixed Maturities	$95,760	$37	$(1,668)	$94,129

      The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2004 were as follows:

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
2004	Amortized Cost	Gains	Losses	Fair Value

U.S. Treasury Securities	$6,458	$—	$(8)	$6,450
U.S. Government Agencies Securities	9,153	23	(3)	9,173
Corporate Securities	29,936	34	(43)	29,927
Mortgage Backed Securities	4,908	12	(5)	4,915

Total Fixed Maturities	$50,455	$69	$(59)	$50,465

      Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income but do reduce comprehensive net income and stockholders’ equity. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. The Company’s methodology for assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary will include the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. The Company did not record any other-than-temporary impairment charges on investment securities for the years ended December 31, 2005 and 2004.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      The cost or amortized cost and fair values of fixed maturities by contractual maturity at December 31, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Fair
	Amortized Cost	Value

Due in one year or less	$2,046	$2,028
Due after one year through five years	61,337	60,223
Due after five years through ten years	7,917	7,726
Due after ten years	24,460	24,152

Total	$95,760	$94,129

      As of December 31, 2005, there were approximately 78 securities in an unrealized loss position. Of these securities, 21 securities have been in an unrealized loss position for twelve months or greater. Those fixed maturity investments with unrealized losses as of December 31, 2005 are summarized as follows:

			Unrealized Losses
	Fair	Less than	Greater than
	Value	12 Months	12 Months	Total

US Treasury Securities	$10,172	$(91)	$(18)	$(109)
US Government Agency Securities	13,639	(174)	(31)	(205)
Corporate Securities	48,135	(548)	(499)	(1,047)
Mortgage Backed Securities	22,183	(279)	(28)	(307)

Total Fixed Maturities	$94,129	$(1,092)	$(576)	$(1,668)

      Fixed maturities with carrying values of $11,302 were on deposit with insurance regulatory authorities as required by law at December 31, 2005.

      Information relating to the Company’s investments is shown below:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Proceeds from voluntary sales	$—	$—
Gross realized gains	4	2
Gross realized losses	(8)	—

      Realized gains and losses are from redemptions in both 2005 and 2004.

      The components of the Company’s net investment income were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Fixed maturities	$3,421	$113
Short-term investments	310	165

Gross investment income	3,731	278
Investment Expenses	(173)	—

Net investment income	$3,558	$278

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

Predecessor

      Information relating to Potomac’s investments is shown below:

	Period from
	January 1 to	Year Ended
	November 23,	December 31,
	2004	2003

Proceeds from voluntary sales	$34,272	$314,811
Gross realized gains	687	812
Gross realized losses	(297)	(1,278)

      The components of Potomac’s net investment income follow:

	Period from
	January 1 to	Year Ended
	November 23,	December 31,
	2004	2003

Fixed maturities	$1,408	$2,146
Short-term investments	15	135
Other investment income	14	33

Gross investment income	1,437	2,314
Less: investment expenses	108	186

Net investment income	$1,329	$2,128

NOTE 5 — FEDERAL INCOME TAXES

      As of December 31, 2005, December 31, 2004 and December 31, 2003 the Company had tax basis net operating loss carryforwards of $26,887, $7,726 and $3, respectively, which will expire on December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company also accumulated start-up and organization expenditures, through December 31, 2004 and December 31, 2003, of $2,364 and $424, respectively that are deductible over a 60 month period commencing on November 23, 2004. The Company has not paid any federal income tax since its inception in 2003. Based on these facts, the Company has recorded a full valuation allowance against all potential tax assets shown below in the deferred tax assets and liabilities chart, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

      A reconciliation of the Company’s expected to actual federal income taxes are shown below.

			Period from
	Year Ended	Year Ended	April 3 to
	December 31,	December 31,	December 31,
	2005	2004	2003

	(In thousands)
Income tax benefit at statutory rates	$6,119	$2,773	$196
Tax expense from permanent difference	(7)	(5)	—
Valuation allowance	(6,112)	(2,768)	(196)

Actual income tax benefit (expense)	$—	$—	$—

      The components of current and deferred income taxes for the years ended December 31, 2005, 2004, and 2003 are zero due to book and tax loss carryforwards.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      The components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, respectively, are noted in the table below.

	Year Ended	Year Ended
	December 31,	December 31,
Deferred Tax Assets (Liabilities)	2005	2004

Loss & LAE reserves	$603	$—
Unearned premium reserves	3,984	—
Deferred acquisition cost	(3,835)	—
Equipment and capitalized software	(705)	(213)
Net operating loss carryforwards	9,142	2,627
Start up costs	617	777
Prepaid assets	(432)	(215)
Unrealized loss on investments	555	(3)
Other, net	(298)	(12)

Deferred tax asset	9,631	2,961
Valuation allowance	(9,631)	(2,961)

Net deferred tax asset	$—	$—

Predecessor

      The components of Potomac’s federal income taxes and a reconciliation of the Potomac’s expected and actual federal income taxes follow:

	Period from
	January 1 to	Year Ended
	November 23,	December 31,
	2004	2003

Current	$—	$—
Deferred	350	736

Income tax expense	$350	$736

Expected federal income taxes at 35%	$350	$733
Other, net	—	3

Income tax expense	$350	$736

NOTE 6 — OTHER COMPREHENSIVE INCOME

      The components of the Company’s other comprehensive income follow:

			Period from
	Year Ended	Year Ended	April 3 to
	December 31,	December 31,	December 31,
	2005	2004	2003

Other comprehensive income (loss) for the period:
Unrealized gains on investments	$(1,641)	$10	$—
Less related federal income tax expense (benefit)	—	—	—

Total	$(1,641)	$10	$—

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      The components of the Company’s accumulated other comprehensive income follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Accumulated other comprehensive income (loss):
Net unrealized gains on investments	$(1,631)	$10	$—
Less related federal income taxes	—	—	—

Total	$(1,631)	$10	$—

Predecessor

      The components of Potomac’s other comprehensive income follow:

	Period from
	January 1 to	Year Ended
	November 23,	December 31,
	2004	2003

Other comprehensive income (loss) for the period:
Unrealized (losses) gains on investments	$197	$(504)
Adjustment for unrealized gains (losses) realized	(390)	466
Dividend to parent	(409)	—
Less related federal income tax expense (benefit)	211	13

Total	$(391)	$(25)

NOTE 7 — STOCK OPTIONS

      The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over the three-year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of December 31, 2005, was 122,534.

      The following table presents activity under the Stock Option Plan during 2005.

	2005		2004

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price per	Number	Price per
Option Plan Activity	of Shares	Share	of Shares	Share

Balance at January 1	624,800	$9.50	—	$—
Options granted	146,666	8.99	624,800	9.50
Options exercised	—	—	—	—
Options forfeited	44,000	9.39	—	—

Balance at December 31	727,466	$9.40	624,800	$9.50

Options exercisable at December 31	196,940	$9.50	—	$—

      The weighted-average fair value per share of options granted in 2005 was $3.84.

      The weighted average remaining contractual term on the 727,466 options outstanding at December 31, 2005 is 8.97 years, and the range of exercise prices on those options was $8.10 to $10.02.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

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

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income (loss) as reported	$(17,996)	$(8,155)
Deduct: Compensation expense	(1,035)	(115)

Pro forma net income (loss)	$(19,031)	$(8,270)

Basic earnings (loss) per share:
As reported	$(1.22)	$(4.59)
Pro forma	$(1.29)	$(4.65)
Diluted earnings (loss) per share:
As reported	$(1.22)	$(4.59)
Pro forma	$(1.29)	$(4.65)

      The fair value of options issued is estimated on the date of grant using the binomial lattice option-pricing model, with the following weighted-average assumptions used for grants in 2005: dividend yield of 0% expected for five years beginning 2006 and no more than 2% expected for five years beginning 2011, expected volatility of 45%, risk free interest rate of 3.50% to 4.33% and an expected life of 5.09 years.

NOTE 8 — RELATED PARTY TRANSACTIONS

      The Company had no related party transactions for the years ended December 31, 2005 and 2004.

Predecessor

      Potomac had a service contract with White Mountains Advisors LLC, or Advisors, a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provided investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services were based on a fixed fee applied to the month-end market values of the investments being managed. During the periods ended November 23, 2004 and December 31, 2003 Potomac incurred a total of $102 and $185 of fees and expenses, respectively, with Advisors for services provided.

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

NOTE 9 — COMMITMENTS

      On February 3, 2005, the Company entered into a lease agreement for its office space that commences on May 1, 2005 and terminates on April 30, 2020. The Company’s future net lease obligations are $1,432 for years 1 through 5, $2,374 for years 6 through 10 and $2,686 for years 11 through 15. Included in the lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the lease term in relation to square footage occupied by the Company. To secure

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

the lease agreement, the Company is required to hold an irrevocable standby letter of credit in the amount of $1,500.

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

NOTE 10 — REINSURANCE

      The effects of Specialty Underwriters’ Alliance, Inc. reinsurance follow:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Premiums written:
Direct	$90,639	$—
Assumed	—	—
Ceded	5,433	—

Net	$85,206	$—

Premiums earned:
Direct	$32,047	$—
Assumed	—	—
Ceded	5,436	—

Net	26,611	$—

Losses and loss adjustment expenses:
Direct	$21,362	$—
Assumed	—	—
Ceded	2,263	—

Net	$19,099	$—

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      The effects of Potomac’s reinsurance follow:

	Period from
	January 1 to	Year Ended
	November 23,	December 31,
	2004	2003

Premiums written:
Direct	$267	$928
Assumed	(4,823)	8,886
Ceded	(267)	(928)

Net	$(4,823)	$8,886

Premiums earned:
Direct	$667	$1,597
Assumed	—	9,961
Ceded	(667)	(1,597)

Net	$—	$9,961

Losses and loss adjustment expenses:
Direct	$(130,439)	$24,803
Assumed	—	6,821
Ceded	130,439	(24,803)

Net	$—	$6,821

NOTE 11 — UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

      Loss and LAE reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. The Company’s loss and LAE reserves represents management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends.

      At December 31, 2005 the Company reported gross loss and loss adjustment expense reserves of $104,870 of which $86,736 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon. At December 31, 2004 the Company reported gross loss and loss adjustment expense reserves of $95,959, all of which represented the gross direct loss and loss adjustment expense reserves of Potomac, which are fully reinsured by OneBeacon.

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

      Changes in the liability for loss and loss adjustment expense reserves were as follows:

	Year
	Ended
	December 31,
	2005
				Year Ended
	Potomac		SUA	December 31,
	of Illinois	SUA	Consolidated	2004

Beginning of period:
Gross	$95,959	$—	$95,959	$—
Less reinsurance recoverables	(95,959)	—	(95,959)	—

Net	—	—	—	—

Incurred losses and LAE relating to:
Current year	—	19,099	19,099	—
Prior years	—	—	—	—

Total incurred losses and LAE	—	19,099	19,099	—

Paid losses and LAE related to:
Current year	—	3,226	3,226	—
Prior years	—	—	—	—

Total paid losses and LAE	—	3,226	3,226	—

End of period:
Net	—	15,873	15,873	—

Plus reinsurance recoverables	86,736	2,261	88,997	95,959

Gross	$86,736	$18,134	$104,870	$95,959

NOTE 12 — STATUTORY INFORMATION

      Statutory accounting is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable to each insurer’s domiciliary state.

      Statutory accounting practices established by the National Association of Insurance Commissioners, or NAIC, and adopted, in part, by state insurance departments will determine, among other things, the amount of statutory surplus and statutory net income, which will affect, in part, the amount of funds available to pay dividends.

      As an Illinois property and casualty insurer the maximum amount of dividends which can be paid by the SUA Insurance Company to shareholders without prior approval of the Director of Insurance is the greater of net income or 10% of statutory surplus, further limited to earned surplus. At December 31, 2005 SUA Insurance Company has no earned surplus and therefore no dividend capacity without the prior approval of the Illinois Director of Insurance.

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

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) — (Continued)

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

      SUA Insurance Company’s statutory information is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Ending capital and surplus	$79,757	$100,725
Net income/(loss)	$(30,505)	$(3,383)
Company action level risk-based capital	$32,630	$830

NOTE 13 — QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following tables sets forth the unaudited financial data for the years ended December 31, 2005, December 31, 2004 and for the period April 1, 2003 (date of inception) to December 31, 2003.

	First	Second	Third	Fourth	Year
Quarterly Financial Data	2005	2005	2005	2005	2005

	(In thousands, except per share data)
Revenues	$1,265	$4,072	$9,145	$15,683	$30,165
Expenses	5,757	8,082	13,969	20,353	48,161

Net income (loss)	$(4,492)	$(4,010)	$(4,824)	$(4,670)	$(17,996)

Net income (loss) per share	$(.31)	$(.27)	$(.32)	$(.32)	$(1.22)

	First	Second	Third	Fourth	Year	Fourth and
Quarterly Financial Data	2004	2004	2004	2004	2004	Year 2003

	(In thousands, except per share data)
Revenues	$—	$—	$—	$280	$280	$—
Expenses	1,808	5,635	2,109	(1,117)	8,435	578

Net income (loss)	$(1,808)	$(5,635)	$(2,109)	$1,397	$(8,155)	$(578)

Net income (loss) per share	$(180,800.00)	$(563,500.00)	$(210,900.00)	$0.20	$(4.59)	$(57,800.00)

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

SCHEDULE I

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUMMARY OF INVESTMENTS — OTHER THAN

INVESTMENTS IN RELATED PARTIES
At December 31, 2005

	Cost	Fair Value

	(Dollars in thousands)
Fixed maturities:
U.S. treasury securities	$10,273	$10,172
U.S. government agencies securities	13,840	13,638
Corporate securities	49,178	48,135
Mortgage backed securities	22,469	22,184

Total fixed maturities	95,760	94,129
Short-term investments	8,862	8,862

Total investments	$104,622	$102,991

SCHEDULE II

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	December 31,	December 31,
Balance Sheets	2005	2004

	(Dollars in thousands)
ASSETS
Investments in subsidiary	$98,330	$113,812

Total investments	98,330	113,812
Cash	2,369	4,960
Other assets	291	481

Total assets	$100,990	$119,253

LIABILITIES
Accounts payable and other liabilities	175	323

Total liabilities	175	323
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 30,000,000 and 75,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 223,694 and 26,316 shares	2	—
Paid-in capital — Class A	127,256	127,256
Paid-in capital — Class B	1,770	250
Retained earnings	(26,729)	(8,733)
Accumulated other comprehensive income, net of tax	(1,631)	10

Total stockholders’ equity	100,815	118,930

Total liabilities and stockholders’ equity	$100,990	$119,253

SCHEDULE II — (Continued)

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	Year Ended	Year Ended
	December 31,	December 31,
Statement of Operations	2005	2004

	(Dollars in thousands
	except per share data)
Revenues:
Total revenues	$23	$—

Expenses:
Service company fees	—	2,511
Financing expenses	—	268
General and administrative expenses	328	2,180
Loss of subsidiary	17,691	3,196

Total expenses	18,019	8,155

Pretax income (loss)	(17,996)	(8,155)
Federal income tax expense	—	—

Net income (loss)	(17,996)	(8,155)

Net change in unrealized investment gains, net of tax	(1,641)	10

Comprehensive net income (loss)	$(19,637)	$(8,145)

Earnings (loss) per share available to common stockholders
Basic	$(1.22)	$(4.59)
Diluted	$(1.22)	$(4.59)

SCHEDULE II — (Continued)

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’
	Alliance, Inc. (Successor)

	Year Ended	Year Ended
	December 31,	December 31,
Statement of Cash Flows	2005	2004

	(Dollars in thousands)
Cash flows from operations:
Net income (loss)	$(17,996)	$(8,155)
Charges (credits) to reconcile net income to cash flows from operations:
Loss (income) of subsidiary	17,691	3,196
Depreciation expense	171	—
Write off of capitalized software	19	—
Interest expense exchanged for common stock	—	234
Net change in:
Deferred charges	—	4,730
Stock warrants	—	(4,795)
Other, net	(148)	311

Total adjustments	17,733	3,676

Net cash flows provided by (used for) operations	(263)	(4,479)
Cash flows from investing activities:
Purchase of insurance subsidiary	—	(21,998)
Capital contributions to subsidiary	(3,850)	(95,000)
Purchase of capitalized software	—	(480)

Net cash flows provided by (used for) investing activities	(3,850)	(117,478)
Cash flows from financing activities
Issuance of common stock	1,522	123,517
Short-term borrowings	—	3,200

Net cash flows provided by (used for) financing activities	1,522	126,717

Net increase from cash during the period	(2,591)	4,760
Cash at beginning of the period	4,960	200

Cash at end of the period	$2,369	$4,960

SCHEDULE III

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

		Future Policy
		Benefits,					Benefits,
		Losses,		Other Policy			Claims,	Amortization
	Deferred	Claims, and		Claims and		Net	Losses, and	of Deferred	Other
	Acquisition	Loss	Unearned	Benefits	Premiums	Investment	Settlement	Policy	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Acquisition	Expenses	Written

	(Dollars in thousands)
Year ended December 31, 2005	$11,279	$104,870	$58,595	$—	$26,611	$3,558	$19,099	$6,122	$22,940	$85,206
Year ended December 31, 2004	$—	$95,959	$3	$—	$—	$278	$—	$—	$8,435	$—
Period from April 3 to December 31, 2003	$—	$—	$—	$—	$—	$—	$—	$—	$578	$—

SCHEDULE IV

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage of
Premiums		Ceded to Other	Assumed from		Amount
Earned	Direct Amount	Companies	Other Companies	Net Amount	Assumed to Net

	(Dollars in thousands)
Year ended December 31, 2005	$32,047	$5,436	$—	$26,611	—
Year ended December 31, 2004	$9	$9	$—	$—	—
Period from April 3 to December 31, 2003	$—	$—	$—	$—	—

SCHEDULE V

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions (Subtractions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
	of Period	Expenses	Accounts	Described(1)(2)	Period

	(Dollars in thousands)
Year ended December 31, 2005 Deferred tax valuation allowance	$2,961	$—	$6,670	$—	$9,631
Year ended December 31, 2004 Deferred tax valuation allowance	$196	$—	$2,765	$—	$2,961
Year ended December 31, 2003 Deferred tax valuation allowance	$—	$—	$196	$—	$196

SCHEDULE VI

SPECIALITY UNDERWRITERS’ ALLIANCE, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

Claims and Claims
Adjustment
		Reserves for					Expenses Incurred
		Unpaid					Related to		Amortization
		Claims and	Discount, if						of Deferred	Paid Claims
	Deferred	Claims	any,			Net	(1)	(2)	Policy	and Claims
	Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

(Dollars in thousands)
Year ended December 31, 2005	$11,279	$104,870	$—	$58,595	$26,611	$3,558	$19,099	$—	$6,122	$3,226	$85,206
Year ended December 31, 2004	$—	$95,959	$—	$3	$—	$278	$—	$—	$—	$—	$—
Period from April 3 to December 31, 2003	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

SCHEDULE III

POTOMAC INSURANCE COMPANY OF ILLINOIS

SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

Future Policy
		Benefits,					Benefits,
		Losses,		Other Policy			Claims,	Amortization
	Deferred	Claims, and		Claims and		Net	Losses, and	of Deferred	Other
	Acquisition	Loss	Unearned	Benefits	Premiums	Investment	Settlement	Policy	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Acquisition	Expenses	Written

(Dollars in thousands)
Period from January 1, 2004 to November 23, 2004	$—	$—	$—	$—	$—	$1,329	$—	$—	$45	$(4,823)
Year ended December 31, 2003	$674	$154,287	$4,835	$—	$9,961	$2,218	$6,821	$1,843	$939	$8,886

SCHEDULE IV

POTOMAC INSURANCE COMPANY OF ILLINOIS

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

		Ceded to			Percentage of
Premiums	Gross	Other	Assumed from	Net	Amount
Earned	Amount	Companies	Other Companies	Amount	Assumed to Net

	(Dollars in thousands)
Period from January 1, 2004 to November 23, 2004	$667	$(667)	$—	$—	—
Year ended December 31, 2003	$1,597	$(1,597)	$9,961	$9,961	100%

SCHEDULE V

POTOMAC INSURANCE COMPANY OF ILLINOIS

VALUATION AND QUALIFYING ACCOUNTS

	Column B	Column C		Column D	Column E

Column A		Additions (Subtractions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions	End of
	of Period	Expenses	Accounts	Described(1)(2)	Period

(Dollars in thousands)
Year ended December 31, 2003
Allowance for insurance balances receivable	$340	$(167)	$—	$(58)	$115
Allowance for reinsurance recoverable	83	—	—	(13)	70

(1)	As of January 1, 2004 with its withdrawal from the Pool, Potomac transferred its valuation and qualifying accounts to OneBeacon.

(2)	Represent write-offs of balances receivables.

SCHEDULE VI

POTOMAC INSURANCE COMPANY OF ILLINOIS

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column
A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K

								Claims and Claims
								Adjustment
		Reserves for						Expenses Incurred
		Unpaid						Related to		Amortization
		Claims and	Discount, if							of Deferred	Paid Claims
	Deferred	Claims	any,				Net	(1)	(2)	Policy	and Claims
	Acquisition	Adjustment	Deducted in		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Column C		Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

	(Dollars in thousands)
Period from January 1, 2004 to November 23, 2004	$—	$—	$—		$—	$—	$1,329	$—	$—	$—	$—	$(4,823)
Year ended December 31, 2003	$674	$154,287	$190	(1)	$4,835	$9,961	$2,218	$6,086	$735	$1,843	$10,995	$8,886

(1)	The amounts shown exclude unamortized fair value adjustments to reserves of $0, $578, and $821, for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Potomac for the period from January 1, 2004 through November 1, 2004 and the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

By:	/s/ Courtney C. Smith

Name: Courtney C. Smith

Title:	Chief Executive Officer

Date: March 6, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Courtney C. Smith Courtney C. Smith	Chairman, Chief Executive Officer And Director (Principal Executive Officer)	March 6, 2006

/s/ Peter E. Jokiel Peter E. Jokiel	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 6, 2006

/s/ Robert E. Dean Robert E. Dean	Director	March 6, 2006

/s/ Raymond C. Groth Raymond C. Groth	Director	March 6, 2006

/s/ Paul A. Philp Paul A. Philp	Director	March 6, 2006

/s/ Robert H. Whitehead Robert H. Whitehead	Director	March 6, 2006

/s/ Russell E. Zimmermann Russell E. Zimmermann	Director	March 6, 2006