Form 10-Q
period 2006-03-31
Specialty Underwriters Alliance, Inc.
filed 2006-05-09
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2006, there were 14,680,688 shares of common stock (“Common Stock”), $0.01 par value, outstanding and 472,703 shares of Class B common stock (“Class B Common Stock”), $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Fixed maturity investments, at fair value (amortized cost: $109,269 and $95,760)	$106,800	$94,129
Short-term investments, at amortized cost (which approximates fair value)	14,509	8,862

Total investments	121,309	102,991
Cash and cash equivalents	1,772	5,329
Insurance premium receivables	52,881	44,868
Reinsurance recoverable on unpaid loss and loss adjustment expenses	85,880	88,997
Prepaid reinsurance premiums	256	3,492
Investment income accrued	862	1,102
Equipment and capitalized software at cost (less accumulated depreciation of $1,930 and $1,488)	6,106	5,566
Intangible assets	10,745	10,745
Deferred acquisition costs	13,112	11,279
Other assets	2,147	2,794

Total assets	$295,070	$277,163

Liabilities
Loss and loss adjustment expense reserves	$113,578	$104,870
Unearned insurance premiums	62,690	58,595
Payable for securities purchased	957	—
Insured deposit funds	10,367	7,159
Accounts payable and other liabilities	6,091	5,724

Total liabilities	193,683	176,348

Commitments (Note 4)
Stockholders’ equity
Common Stock at $.01 par value per share - authorized 30,000,000 and 30,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Class B Common Stock at $.01 par value per share - authorized 2,000,000 shares; issued and outstanding 435,754 and 223,694 shares	4	2
Paid-in capital - Common Stock	127,527	127,256
Paid-in capital - Class B Common Stock	3,107	1,770
Accumulated deficit	(26,929)	(26,729)
Accumulated other comprehensive income (loss)	(2,469)	(1,631)

Total stockholders’ equity	101,387	100,815

Total liabilities and stockholders’ equity	$295,070	$277,163

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Earned insurance premiums	$23,256	$470
Net investment income	1,144	793
Net realized gain (losses)	1	2

	24,401	1,265

Expenses
Loss and loss adjustment expenses	13,997	471
Amortization of deferred acquisition costs	5,947	100
Service company fees	—	2,205
Other operating expenses	4,595	2,981

Total expenses	24,539	5,757

Pretax income (loss)	(138)	(4,492)
Federal income tax expense	(62)	—

Net income (loss)	(200)	(4,492)
Net change in unrealized gains and losses for investments held, after tax	(838)	(1,171)

Comprehensive income (loss)	$(1,038)	$(5,663)

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(0.01)	$(0.31)
Diluted	$(0.01)	$(0.31)

Average Shares Outstanding
Basic	15,014	14,707
Diluted	15,014	14,707
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statement of Stockholders’ Equity
(dollars in thousands)

				Paid-in		Accumulated
		Paid-in	Class B	Capital	Retained	Other	Total
	Common	Capital	Common	Class B	Earnings	Comprehensive	Stockholders’
	Stock	Common Stock	Stock	Common Stock	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2005	147	127,256	2	1,770	(26,729)	(1,631)	100,815
Net loss	—	—	—	—	(200)	—	(200)
Net change in unrealized investment losses, net of tax	—	—	—	—	—	(838)	(838)
Stock issuance	—	—	2	1,337	—	—	1,339
Stock based compensation	—	271	—	—	—	—	271

Balance at March 31, 2006 (unaudited)	$147	$127,527	$4	$3,107	$(26,929)	$(2,469)	$101,387

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Cash Flows
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operations
Net income (loss)	$(200)	$(4,492)

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	62	—
Net realized gains	(1)	(2)
Amortization of bond discount	121	136
Depreciation	442	447
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,117	401
Loss and loss adjustment expense reserves	8,708	(127)
Insurance premiums receivable	(8,013)	(6,791)
Unearned insurance premiums	4,095	7,954
Deferred acquisition costs	(1,833)	(1,707)
Prepaid reinsurance premiums	3,236	(868)
Insured deposit funds	3,208	—

Other, net	1,462	356

Total adjustments	14,604	(201)

Net cash flows from (used for) operations	14,404	(4,693)

Cash flows from investing activities
Net increase in short-term investments	(5,647)	34,129
Sales of fixed maturity investments	—	4,865
Redemptions, calls and maturities of fixed maturity investments	2,375	—
Purchases of fixed maturity investments	(16,003)	(39,720)
Unsettled net investment purchases	957	(1,004)
Purchase of equipment and capitalized software	(982)	(1,250)

Net cash flows used for investing activities	(19,300)	(2,980)

Cash flows from financing activities
Issuance of common stock	1,339	150

Net cash from financing activities	1,339	150

Net (decrease) increase in cash and cash equivalents during the period	(3,557)	(7,523)
Cash and cash equivalents at beginning of the period	5,329	8,986

Cash and cash equivalents at end of the period	$1,772	$1,463

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands)
Note 1 — Basis of Presentation
     The Condensed Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc., or SUA, or Company, and its consolidated subsidiary, SUA Insurance Company. SUA completed an initial public offering, or IPO, of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. For accounting purposes Potomac is considered an accounting predecessor. Potomac has subsequently been renamed SUA Insurance Company.
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC.
     The interim financial data as of March 31, 2006, and for the three months ended March 31, 2006 and March 31, 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Net Loss Per Share
     Net loss per share was determined by dividing the net loss by the applicable shares outstanding:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Net loss, as reported	$(200)	$(4,492)
Average common shares outstanding (basic and diluted)	15,014	14,707
Net loss per share (in dollars) (basic and diluted)	$(0.01)	$(0.31)
Note 3. Income Taxes
     As of March 31, 2006 and December 31, 2005, the Company had tax basis net operating loss carryforwards of $26,925 and $26,887, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364, that are deductible on a tax basis over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs were $1,697 and $1,815 at March 31, 2006 and December 31, 2005, respectively.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands) — (Continued)
The Company has not generated a GAAP or tax basis profit for any period since inception in 2003, and has also not paid any federal income tax since inception. As such, the Company has recorded a full valuation allowance against all potential tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.
     The Company has recorded a tax provision in the quarter and expects a tax provision for the year equal to the current year increase in deferred tax liabilities associated with indefinite lived intangible assets. Because of the indefinite nature of these intangible assets for financial reporting purposes, these deferred tax liabilities do not represent a source of income to realize the Company’s deferred tax assets.
Note 4. Commitments
     On February 3, 2005, the Company entered into a lease agreement (“Lease”) for its home office space that commenced on May 1, 2005 and terminates on April 30, 2020. On April 24, 2006, the Company amended the Lease to include additional premises effective September 1, 2006. The Company’s net lease obligations are $1,871 for years 1 through 5, $3,294 for years 6 through 10 and $3,753 for years 11 through 15. Included in the lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the lease term in relation to square footage occupied by the Company. To secure the lease agreement, the Company is required to hold an irrevocable standby letter of credit in the amount of $1,500.
     The Company has the option to terminate the Lease at August 31, 2011 or at the end of the tenth year. Upon notice of termination, Company is obligated to pay six months of the then current rent and the unamortized balance of abated rent, brokerage commissions, and construction allowance. If the Company opted to terminate as of August 31, 2011, the Company would be obligated to pay approximately $2,440 plus operating expenses, taxes, and brokerage commissions.
Note 5. Stock Options
     The Board of Directors approved the Stock Option Plan during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over either a three or four year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of March 31, 2006 was 97,534.
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R which have not vested under the fair value method and expense those amounts over the stock option’s remaining vesting period.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands) — (Continued)
Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the “modified prospective application,” the Company will not restate results for earlier periods. Under FAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. The Company has opted to use the binomial lattice option pricing model. In addition, FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions were zero for the quarter ended March 31, 2006, as no options were exercised during the quarter.
     Compensation expense recognized for stock-based compensation for the three months ended March 31, 2006 was $271. Had compensation expense for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to 2006, under those plans and consistent with FAS 123R, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005
(in thousands dollars, except
per share amounts)
Net income (loss) as reported	$(4,492)
Deduct: compensation expense	(238)

Pro forma net income (loss)	$(4,730)

Basic earnings (loss) per share:
As reported	$(0.31)
Pro forma	$(0.32)
Diluted earnings (loss) per share:
As reported	$(0.31)
Pro forma	$(0.32)
     The remaining unrecognized compensation expense related to unvested awards at March 31, 2006, is approximately $1,908 and the weighted-average period of time over which this cost will be recognized is 1.8 years. The remaining unrecognized compensation expense related to unvested awards at March 31, 2005, approximated $2,562 and the weighted-average period of time over which this cost will be recognized is 2.6 years.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands) — (Continued)
     The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in the first quarter of 2006 and 2005:

	2006	2005
Risk free interest rate	4.56 — 4.68%	2.63 — 4.32%
Expected life	3.1 — 6.9 years	3.7 — 6.9 years
Expected volatility	45%	45%
Expected dividend yield	2% beginning after 5 years	2% beginning after 5 years
The risk free interest rate range was calculated based on the quoted prices of U.S. Treasury STRIPs on each of the option grant dates; expected life was calculated using various assumptions regarding retirement, termination and early exercise behavior; expected volatility was developed based on the average historical standard deviation of the 35 property and casualty companies currently included in the NASDAQ insurance sector index; and expected dividend yield was based on the Company’s short term plans regarding its payment of a dividend.
     The following table presents activity under the Stock Option Plan as of March 31, 2006:

		Weighted
		Average		Weighted
		Exercise		Average
		Price Per	Aggregate	Contractual
	Number of	Share (in	Intrinsic	Remaining
Option Plan Activity	Shares	dollars)	Value	Life
Balance at December 31, 2005	727,466	$9.40	$—	8.97 years
Options granted	25,000	$6.22	$15	9.90 years
Options exercised	—	N/A	N/A	N/A
Options forfeited	—	N/A	N/A	N/A
Balance at March 31, 2006	752,466	$9.30	$15	8.76 years

Total options vested at March 31, 2006	209,163	$9.51	$—	8.64 years
     A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

		Weighted Average
		Exercise Price Per Share
	Shares	(in dollars)
Nonvested at December 31, 2005	530,526	$9.37
Options granted	25,000	$6.22
Options vested	(12,223)	$9.64
Options forfeited	—	N/A
Nonvested at March 31, 2006	543,303	$9.22

NOTES TO FINANCIAL STATEMENTS – SPECIALTY UNDERWRITERS’
ALLIANCE, INC. (dollars in thousands) – (Continued)
     The weighted average grant-date fair value of options granted during the first quarter 2006 and 2005 was $2.80 and $4.23, respectively. There were no options exercised during the quarter ended March 31, 2006 and March 31, 2005.
Note 6. Unpaid Loss and Loss Adjustment Expenses
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
     At March 31, 2006 the Company reported gross loss and loss adjustment expense reserves of $113,578 of which $81,182 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2005 the Company reported gross loss and loss adjustment expense reserves of $104,870, of which $86,736 represented the gross direct loss and loss adjustment expense reserves of Potomac, which are fully reinsured by OneBeacon.
     Potomac was a participant in the OneBeacon Amended and Restated Reinsurance Agreement. Under that agreement, Potomac ceded all of its insurance assets and liabilities into a pool, or Pool, and assumed a 0.5% share of the Pool’s assets and liabilities. On April 1, 2004 Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby Potomac reinsured all of its business written with OneBeacon effective as of January 1, 2004. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company’s operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005
     On January 1, 2005 we commenced our insurance operations. However, due to the lead times necessary to quote and place business, we did not effectively begin writing policies until March 2005.

     Gross written premiums for the three months ended March 31, 2006 were $30.8 million. Gross written premiums for the three months ended March 31, 2005 were $8.5 million.
     Our Partner Agent, Risk Transfer Holdings, Inc., or RTH, specializes in providing workers’ compensation coverage to PEOs, which are organizations that provide small employers with human resource services, employee benefits, and workers’ compensation insurance. Currently we are writing business in California, Florida, Georgia, Alabama, South Carolina, Texas and Illinois. We are also targeting other states that offer favorable environments. RTH produced total written premiums of $18.3 million for the three months ended March 31, 2006 and $5.3 million for the three months ended March 31, 2005. This past quarter was the largest production quarter for RTH despite not renewing one of our larger accounts due to pricing considerations.
     AEON Insurance Group, Inc., or AEON, the Company’s Partner Agent specializing in commercial auto, general liability, inland marine and property coverages for tow truck operators and vehicle repossessors, on a national basis, produced total written premiums of $3.5 million for the three months ended March 31, 2006 and $1.5 million for the three months ended March 31, 2005. AEON’s production grew quarter over quarter but has not yet reached our expected potential.
     American Team Managers, or ATM, specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and workers’ compensation for small to midsize businesses all within California. Total written premiums for the three months ended March 31, 2006 and March 31, 2005 were $7.2 million and $1.7 million, respectively. We have recently agreed to offer specialized local and intermediate trucking in California through ATM. ATM will provide commercial auto, general liability and garage coverages through a dedicated retail agent with principals who have an average of over thirty years experience in this industry. We expect this program to help further our goal of balancing our book of business between workers’ compensation, general liability, and commercial auto.
     Specialty Risk Solutions, LLC, or SRS, specializes in providing general liability to the public entity segment including schools, municipalities and special districts. SRS signed a Partner Agent program agreement with us in May 2005. There was no direct premium in the first quarter of 2006. SRS was not expected to write any business in the first quarter. SRS selectively targets a limited number of accounts that renew in the second and third quarters.
     Appalachian Underwriters, Inc., or AUI, specializes in providing commercial general liability and commercial auto liability to residential and small commercial contractors in mid-south and central states. AUI signed a Partner Agent program agreement with us in October 2005 and began writing business in December 2005. Total written premiums for the three months ended March 31, 2006 were $1.8 million.
     American Patriot Insurance Agency, Inc., or API, specializes in the small to medium roofing industry, providing commercial general liability and commercial auto liability both directly and through retail brokers. API signed a Partner Agent program agreement with us in January 2006 and has not yet produced premium.

     Our premiums in the first quarter of 2006 were primarily concentrated in California and Florida. Our gross written premiums by state as a percentage of total gross written premium for the first quarter ended March 31, 2006 and for the year ended December 31, 2005 were as follows:

	For the Quarter	For the Year
	Ended	Ended
	March 31, 2006	December 31, 2005
California	33.8%	39.4%
Florida	31.8%	42.6%
Other States	34.4%	18.0%

Total	100%	100%

     Our business written for the quarter ended March 31, 2006 was approximately 68 percent workers’ compensation and our longer term goal is to have a more even balance between workers’ compensation, general liability and commercial auto. We are also continuing to explore the appointments of new Partner Agents to increase our volume and balance our book of business. We recently amended our Partner Agent program agreement with ATM to offer a specialized local to intermediate trucking for general liability, commercial auto and garage coverages in California with potential for expansion to other states. Our gross written premium by line of business as a percentage of total gross written premium for the first quarter ended March 31, 2006 and for the year ended December 31, 2005 were as follows:

	For the Quarter	For the Year
	Ended	Ended
	March 31, 2006	December 31, 2005
Workers’ compensation	68.0%	68.8%
Commercial automobile	10.7%	10.4%
General liability	20.0%	11.8%
All other	1.3%	9.0%

Total	100%	100%

     Total revenues for the three months ended March 31, 2006 consisted of earned premium of $23.3 million and investment income of $1.1 million. Total expenses were $24.5 million consisting of loss and loss adjustment expense of $14.0 million, amortization of deferred acquisition cost of $5.9 million, and other operating expenses of $4.6 million. Other operating expenses include $1.4 million of salaries and benefit costs (excluding $1.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.1 million of professional and consulting fees, $0.4 million of depreciation and amortization and $1.7 million of other expenses.
     Also included in other expenses for the first time was compensation expense of $0.3 million associated with our stock option program. This represents a change in our accounting policies through the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, whereby we recognize compensation expense for stock options. Prior to the first quarter of

2006 we followed the accounting principles under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25.
     We did not incur any service company expenses during the period since we terminated our service company contract effective December 31, 2005. We have assumed the responsibilities previously provided by our service company which expenses are included in other operating expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.
     Tax expense of $0.1 million represents deferred tax credits associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with tax loss carryforwards.
     The net loss for the period was $0.2 million.
     Total revenues for the three months ended March 31, 2005 consisted of earned premium of $0.5 million and investment income of $0.8 million. Total expenses were $5.8 million consisting of loss and loss adjustment expense of $0.5 million, amortization of deferred acquisition cost of $0.1 million, service company fees of $2.2 million and other operating expenses of $3.0 million. Other operating expenses include $1.1 million of salaries and benefit costs (excluding $0.4 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.6 million of professional and consulting fees, $0.5 million of depreciation and amortization and $0.8 million of other expenses. The net loss for the period was $4.5 million.
     For the quarter just ended, our net loss and loss adjustment expense ratio was 60.2 percent representing our adherence to conservative pricing and underwriting, as well as a higher level of earned premium than prior quarters. The table below provides key operating statistics and ratios:

	For the Quarter	For the Quarter
	Ended	Ended
	March 31, 2006	March 31, 2005
Gross premiums written	$30.8	$8.5
Net premiums earned	$23.3	$0.5
Net loss and loss adjustment expense ratio	60.2%	100.0%
Ratio of amortization of deferred acquisition expense to earned premium	25.6%	21.3%
Ratio of all other expenses to gross written premium	14.9%	61.3%
     The significant improvement in the loss and expense ratios results directly from the increasing premium base.

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
     For the three months ended March 31, 2006, net cash from operating activities was $14.4 million principally consisting of premium and deposit collections exceeding losses and expenses paid out. These positive cash flows are a direct result of our continued premium growth. Further cash used in investment activities was $19.3 million representing purchases of investments and additions to equipment and capitalized software. Further, we had cash flows from financing activities of $1.3 million from sales of Class B shares to Partner Agents.
     For the three months ended March 31, 2005, net cash used for operating activities was $4.7 million. As indicated in our discussion of Results of Operations, in our early stages of development, premium collections and investment income were insufficient to fund operating expenses. Further cash used in investment activities was $3.0 million principally representing purchases of investments and additions to equipment and capitalized software.
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
     The aggregate fair market value of our fixed maturity investments at March 31, 2006 was $106.8 million compared to amortized cost of $109.3 million. The aggregate fair market value of our fixed maturity investments at December 31, 2005 was $94.1 million compared to amortized cost of $95.7 million.
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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the Company’s investment portfolio:

			Estimated
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
$ in thousands	at 3/31/06	Interest Rate	Interest Rate	in Carrying Value
Fixed Maturity Investments	$121,309	100 bp decrease	$123,914	$2,605
		50 bp decrease	$122,629	$1,320
		50 bp increase	$119,959	$(1,350)
		100 bp increase	$117,260	$(2,716)
Credit Risk
     Our portfolio includes primarily fixed income securities and short-term investments, which are subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. In our risk management strategy and investment policy, we earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers to limit the amount of credit exposure to any one issuer.
     The portfolio of fixed maturities consisted solely of high quality bonds at March 31, 2006 and December 31, 2005. The following table summarizes bond ratings at market or fair value.

	3/31/2006		12/31/2005
	Market Value	Percent of	Market Value	Percent of
	(000) omitted	Portfolio	(000) omitted	Portfolio
US Govt & Other Bonds	$51,880	48.6%	$41,279	43.9%
AA Rated	$16,783	15.7%	$15,940	16.9%
A Rated	$38,137	35.7%	$36,910	39.2%

	$106,800	100.0%	$94,129	100.0%

     We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon Insurance Company. To mitigate the risk of counterparties’ nonpayment of amounts due under these arrangements, we established business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.
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
     Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, these internal controls.
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
Item 1A: Risk Factors
     None.
Item 2: Recent Sales of Unregistered Securities
     None.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
     None.
Item 5: Other Information
     None.
Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description
10.1.1	Amendment No. 2 to Partner Agent Program Agreement, dated March 20, 2006 between the Registrant and American Team Managers

31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: May 9th, 2006	By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9th, 2006	By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description
10.1.1	Amendment No. 2 to Partner Agent Program Agreement, dated March 20, 2006 between Registrant and American Team Managers

31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002