Form 10-K/A
period 2005-12-31
Specialty Underwriters Alliance, Inc.
filed 2006-06-16
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-50891
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in the charter)

DELAWARE	20-0432760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

222 South Riverside Plaza,	60606
Chicago, Illinois	(Zip Code)
(Address of principal executive office)
(888) 782-4672
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $133 million as of June 30, 2005. As of March 1, 2006, 14,680,688 shares of Class A common stock and 374,768 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for May 2, 2006. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. See page 3 for the exhibit index.

EXPLANATORY NOTE
     Specialty Underwriters’ Alliance, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2006 (the “Annual Report”) solely for the purpose of correcting inadvertent omissions and typographical errors pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer as filed with the Company’s Annual Report. The required references to internal control over financial reporting have been included in paragraph 4 in the Section 302 Certifications filed with this Amendment. As paragraph 4 of the Section 302 Certifications relates to controls and procedures, we have included in this Amendment Item 9A: Controls and Procedures of Part I, as it originally appeared in the Annual Report. No changes have been made to Item 9A from that which was included in the Annual Report. Paragraph 4 of the Section 302 Certifications filed with this Amendment amends paragraph 4 of the Section 302 Certifications originally filed with the Annual Report.
     This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Annual Report.
PART I
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     3. Exhibits

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated March 22, 2004, between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

2.2	Amendment No. 1, dated May 4, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

2.3	Amendment No. 2, dated July 1, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

2.4	Amendment No. 3, dated July 13, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

2.5	Amendment No. 4, dated October 12, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.5,

Exhibit
Number	Description
filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

2.6	Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.6, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.1	Amended and Restated Senior Secured Note to the order of Friedman, Billings, Ramsey Group, Inc. for up to $2,000,000 (Incorporated by reference to Exhibit 4.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.2	Amended and Restated Subordinated Note to the order of Courtney C. Smith for up to $260,000 (Incorporated by reference to Exhibit 4.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.3	Amended and Restated Subordinated Note to the order of Peter E. Jokiel for up to $114,000 (Incorporated by reference to Exhibit 4.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.4	Amended and Restated Subordinated Note to the order of William S Loder for up to $45,000 (Incorporated by reference to Exhibit 4.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.5	Amended and Restated Subordinated Note to the order of Gary J. Ferguson for up to $31,000 (Incorporated by reference to Exhibit 4.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.6	Amended and Restated Amended and Restated Senior Secured Note to the order of Standard American Insurance Limited for up to $1,450,000 (Incorporated by reference to Exhibit 4.6, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.7	Warrant No. W-1 B issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.7, filed with the Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.8	Warrant No. W-1 C issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number	Description
4.9	Warrant No. W-2 B issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.10	Warrant No. W-2 C issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.11	Warrant No. W-3 B issued to Peter E. Jokiel (Incorporated by reference to Exhibit 4.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.12	Warrant No. W-4 B issued to William S. Loder (Incorporated by reference to Exhibit 4.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.13	Warrant No. W-5 B issued to Gary J. Ferguson (Incorporated by reference to Exhibit 4.13, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

4.14	Warrant No. W-6 issued to Standard American Insurance Limited (Incorporated by reference to Exhibit 4.14, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.1	Management and Administrative Services Agreement, dated November 1, 2003, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.2	Engagement letter, dated November 24, 2003 between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.3	Agreement, dated March 15, 2004, between the Registrant and Guy Carpenter & Company, Inc. (Incorporated by reference to Exhibit 10.1.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.4	Addendum I to the Management and Administrative Services Agreement, dated April 26, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.5	Amended and Restated Stock Option Plan dated as of November 10, 2004 (Incorporated by reference to Exhibit 10.1.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.6	Addendum II to the Management and Administrative Services Agreement, dated June 10, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.6, filed with Specialty Underwriters’ Alliance, Inc.’s

Exhibit
Number	Description
Registration Statement on Form S-1 (File No. 333-117722))

10.1.7	First Amendment to Engagement Letter, dated June 24, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.7, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.8	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.9	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.1.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.10	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and William S. Loder (Incorporated by reference to Exhibit 10.1.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.11	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.1.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.12	Amended and Restated Senior Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.13	Amended and Restated Subordinated Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.14	Amended and Restated Intercreditor and Subordination Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.15	Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number	Description
10.1.16	Amended and Restated Securities Purchase Agreement, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.16, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.17	Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.18	Amended and Restated Securities Purchase Agreement, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.18, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.19	Software License Maintenance and Support Agreement, dated May 20, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.21, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.20	Master Software Sales and Services, Agreement (Americas), dated May 19, 2004, between the Registrant and SunGard Sherwood Systems (US), Inc. (Incorporated by reference to Exhibit 10.1.22, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.21	Warrant Exchange Agreement, dated August 31, 2004, among the Registrant, Friedman, Billings, Ramsey Group, Inc., Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.23, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.22	Second Amendment to Engagement Letter, dated September 7, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.24, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.23	Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.24	Promissory Note, dated September 30, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.26, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.25	Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.26	Promissory Note, dated August 16, 2004, in favor of the Registrant (Incorporated by

Exhibit
Number	Description
reference to Exhibit 10.1.28, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.27	Letter Agreement, dated September 15, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.31, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.28	Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.29	Amended and Restated Securities Purchase Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.33, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.30	Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.34, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.31	Promissory Note, dated November 3, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.35, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.32	First Amendment to Software License Maintenance and Support Agreement, dated October 13, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.36, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.33	Second Amendment to Software License Maintenance and Support Agreement, dated November 9, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.37, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.34	First Amendment to Amended and Restated Senior Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.38, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.35	First Amendment to Amended and Restated Subordinated Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson. (Incorporated by reference to Exhibit 10.1.39, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.36	Form of Voting Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number	Description
10.1.37	Form of Registration Rights Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.38	Form of Stock Purchase Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.42, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.39	Third Amendment to the Software License and Maintenance and Support Agreement by and between ISO Strategic Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.1.43, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

10.1.40	Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.1.41	Amendment No. 1 to Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.1.42	Partner Agent Program Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.42 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.43	Securities Purchase Agreement dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.43 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.44	Partner Agent Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.44 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.45	Securities Purchase Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.45 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.46	First Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit

Exhibit
Number	Description
10.1.46 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.47	Third Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.47 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

10.1.48	Amendment No. 1 to the Partner Agent Program Agreement, dated December 13, 2005, between the Registrant and Appalachian Underwriters, Inc.

10.1.49	Partner Agent Program Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.

10.1.50	Securities Purchase Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.

14.1	Code of Ethics of Specialty Underwriters’ Alliance, Inc. (Incorporated by reference to Exhibit 14.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)

31.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Submitted herewith. All other exhibits were filed with, or incorporated by reference into, the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)

	By:	/s/ Courtney C. Smith

		Name:	Courtney C. Smith
		Title:	Chief Executive Officer

Date: June 16, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Courtney C. Smith	Chairman, Chief Executive Officer	June 16, 2006
Courtney C. Smith	And Director (Principal Executive Officer)

/s/ Peter E. Jokiel	Executive Vice President, Chief	June 16, 2006
Peter E. Jokiel	Financial Officer and Director (Principal Financial and Accounting
Officer)

/s/ Robert E. Dean	Director	June 16, 2006
Robert E. Dean

/s/ Raymond C. Groth	Director	June 16, 2006
Raymond C. Groth

/s/ Paul A. Philp	Director	June 16, 2006
Paul A. Philp

/s/ Robert H. Whitehead	Director	June 16, 2006
Robert H. Whitehead

/s/ Russell E. Zimmermann	Director	June 16, 2006
Russell E. Zimmermann