Form 10-Q/A
period 2006-03-31
Specialty Underwriters Alliance, Inc.
filed 2006-06-16
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Specialty Underwriters’ Alliance, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2006 (the “Quarterly Report”) solely for the purpose of correcting inadvertent omissions and typographical errors pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer as filed with the Company’s Quarterly Report. The required references to internal control over financial reporting have been included in paragraph 4 in the Section 302 Certifications filed with this Amendment. As paragraph 4 of the Section 302 Certifications relates to controls and procedures, we have included in this Amendment Item 4: Controls and Procedures of Part I – Financial Information, as it originally appeared in the Quarterly Report. No changes have been made to Item 4 from that which was included in the Quarterly Report. Paragraph 4 of the Section 302 Certifications filed with this Amendment amends paragraph 4 of the Section 302 Certifications originally filed with the Quarterly Report.
     This Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Quarterly Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Quarterly Report.
PART I – FINANCIAL INFORMATION
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
PART II – OTHER INFORMATION
Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description
10.1.1	Amendment No. 2 to Partner Agent Program Agreement, dated March 20, 2006 between the Registrant and American Team Managers*

31.1	Certification of Courtney C. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Peter E. Jokiel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Courtney C. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Peter E. Jokiel Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Previously filed as part of the Registrant’s Form 10-Q for the quarter ended March 31, 2006.

**	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: June 16, 2006	By:	/s/ Courtney C. Smith
	Name:	Courtney C. Smith
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: June 16, 2006	By:	/s/ Peter E. Jokiel

	Name:	Peter E. Jokiel
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

4