Form 10-Q
period 2006-06-30
Specialty Underwriters Alliance, Inc.
filed 2006-08-04
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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
Yes ☐ No ☑
As of August 1, 2006, there were 14,680,688 shares of common stock (“Common Stock”), $0.01 par value, outstanding and 615,585 shares of non-voting Class B common stock (“Class B Common Stock”), $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets	(unaudited)
Fixed maturity investments, at fair value (amortized cost: $125,018 and $95,760)	$121,751	$94,129
Short-term investments, at amortized cost (which approximates fair value)	10,114	8,862

Total investments	131,865	102,991
Cash and cash equivalents	7,311	5,329
Insurance receivables	55,758	44,868
Reinsurance recoverable on unpaid loss and loss adjustment expenses	85,130	88,997
Prepaid reinsurance premiums	1,059	3,492
Investment income accrued	1,408	1,102
Equipment and capitalized software at cost (less accumulated depreciation of $2,539 and $1,488)	6,925	5,566
Intangible assets	10,745	10,745
Deferred acquisition costs	15,256	11,279
Other assets	1,902	2,794
Total assets	$317,359	$277,163

Liabilities
Loss and loss adjustment expense reserves	$123,948	$104,870
Unearned insurance premiums	72,391	58,595
Insured deposit funds	11,934	7,159
Accounts payable and other liabilities	5,214	5,724
Total liabilities	213,487	176,348

Commitments (Note 4)
Stockholders’ equity
Common stock Class A at $.01 par value per share — authorized 30,000,000 and 30,000,000 shares; issued and outstanding 14,680,688 shares	147	147
Common stock Class B at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 562,632 and 223,694 shares	6	2
Paid-in capital — Class A	127,801	127,256
Paid-in capital — Class B	3,947	1,770
Accumulated deficit	(24,762)	(26,729)
Accumulated other comprehensive income (loss)	(3,267)	(1,631)
Total stockholders’ equity	103,872	100,815

Total liabilities and stockholders’ equity	$317,359	$277,163

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Earned insurance premiums	$25,230	$3,032	$48,486	$3,502
Net investment income	1,432	1,043	2,576	1,836
Net realized gain (loss)	(3)	(3)	(2)	(1)

Total revenues	26,659	4,072	51,060	5,337

Expenses
Loss and loss adjustment expenses	14,475	2,319	28,472	2,790
Amortization of deferred acquisition costs	5,188	640	10,731	740
Service company fees	—	2,203	—	4,408
Other operating expenses	4,767	2,920	9,766	5,901

Total expenses	24,430	8,082	48,969	13,839

Pretax income (loss)	2,229	(4,010)	2,091	(8,502)
Federal income tax expense	(62)	—	(124)	—

Net income (loss)	2,167	(4,010)	1,967	(8,502)
Net change in unrealized gains and losses for investments held, after tax	(798)	1,096	(1,636)	(75)

Comprehensive income (loss)	$1,369	$(2,914)	$331	$(8,577)

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$0.14	$(0.27)	$0.13	$(0.58)
Diluted	$0.14	$(0.27)	$0.13	$(0.58)

Average Shares Outstanding (in thousands)
Basic	15,176	14,754	15,096	14,731
Diluted	15,176	14,754	15,096	14,731
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders’
	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2005	$147	$127,256	$2	$1,770	$(26,729)	$(1,631)	$100,815
Net income	—	—	—	—	1,967	—	1,967
Net change in unrealized investment losses, net of tax	—	—	—	—	—	(1,636)	(1,636)
Stock issuance	—	—	4	2,177	—	—	2,181
Stock based compensation	—	545	—	—	—	—	545

Balance at June 30, 2006	$147	$127,801	$6	$3,947	$(24,762)	$(3,267)	$103,872

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months
	Ended
	June 30,
	2006	2005
Cash flows from operations
Net income (loss)	$1,967	$(8,502)

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	124	—
Net realized gains	2	1
Amortization of bond discount	214	109
Depreciation	1,051	836
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,867	11,655
Loss and loss adjustment expense reserves	19,078	(9,548)
Insurance premiums receivable	(10,890)	(25,360)
Unearned insurance premiums	13,796	29,572
Deferred acquisition costs	(3,977)	(5,297)
Prepaid reinsurance premiums	2,433	(3,261)
Insured deposit funds	4,775	—
Other, net	497	1,960

Total adjustments	30,970	667

Net cash flows from (used for) operations	32,937	(7,835)

Cash flows from investing activities
Net (increase) decrease in short-term investments	(1,252)	42,715
Sales of fixed maturity investments	3,876	6,259
Purchases of fixed maturity investments	(33,350)	(46,480)
Unsettled net investment purchases	—	(997)
Purchase of equipment and capitalized software	(2,410)	(2,128)

Net cash flows (used for) provided by investing activities	(33,136)	(631)

Cash flows from financing activities
Issuance of common stock	2,181	500

Net cash provided by financing activities	2,181	500

Net (decrease) increase in cash and cash equivalents during the period	1,982	(7,966)
Cash and cash equivalents at beginning of the period	5,329	8,986

Cash and cash equivalents at end of the period	$7,311	$1,020

The accompanying notes are an integral part of these financial statements.

Note 1. Basis of Presentation
     The Condensed Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc., or SUA or the Company, and its consolidated subsidiary, SUA Insurance Company. SUA completed an initial public offering, or IPO, of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. For accounting purposes Potomac is considered an accounting predecessor. Potomac has subsequently been renamed SUA Insurance Company.
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
     The interim financial data as of June 30, 2006, and for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.

Note 2. Net Income (Loss) Per Share
     Net income (loss) per share was determined by dividing the net loss by the applicable shares outstanding:

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income (loss), as reported	$2,167	$(4,010)
Average common shares outstanding (basic and diluted) (in thousands)	15,176	14,754
Net income (loss) per share (in dollars) (basic and diluted)	$0.14	$(0.27)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income (loss), as reported	$1,967	$(8,502)
Average common shares outstanding (basic and diluted) (in thousands)	15,096	14,731
Net income (loss) per share (in dollars) (basic and diluted)	$0.13	$(.58)
Note 3. Income Taxes
     As of June 30, 2006 and December 31, 2005, the Company had tax basis net operating loss carryforwards of $23,808 and $26,347, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible on a tax basis over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs were $1,579 and $1,815 at June 30, 2006 and December 31, 2005, respectively. For the three and six months ended June 30, 2006 the Company generated a GAAP and tax basis profit for the first time since inception in 2003. The company has not, however, paid any federal income tax since inception. As such, the Company has recorded a full valuation allowance against all potential tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.
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

Note 4. Commitments
     On February 3, 2005, the Company entered into a lease agreement, or Lease, for its home office space that commenced on May 1, 2005 and terminates on April 30, 2020. On April 24, 2006, the Company amended the Lease to include additional premises effective September 1, 2006. The Company’s net lease obligations are $1,871 for years 1 through 5, $3,294 for years 6 through 10 and $3,753 for years 11 through 15. Included in the lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the lease term in relation to square footage occupied by the Company. To secure the lease agreement, the Company is required to hold an irrevocable standby letter of credit in the amount of $1,500.
     The Company has the option to terminate the Lease at August 31, 2011 or at the end of the tenth year. Upon notice of termination, the Company is obligated to pay six months of the then current rent and the unamortized balance of abated rent, brokerage commissions, and construction allowance. If the Company opted to terminate as of August 31, 2011, the Company would be obligated to pay approximately $2,440 plus operating expenses, taxes, and brokerage commissions.
Note 5. Stock Options
     The Board of Directors approved the Stock Option Plan, or Plan, during 2004. The Stock Option Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest ratably over either a three or four year period following the date of grant. The number of shares available for the granting of options under the Stock Option Plan as of June 30, 2006 was 97,534.
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R, which have not vested, under the fair value method and expense those amounts over the stock option’s remaining vesting period. Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the “modified prospective application,” the Company will not restate results for earlier periods. Under FAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. The Company has opted to use the binomial lattice option pricing model. In addition, FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions were zero for the six months ended June 30, 2006, as no options were exercised during that period.

     Compensation expense recognized for stock-based compensation for the three and six months ended June 30, 2006 were $274 and $545, respectively. Had compensation expense for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plan and consistent with FAS 123R, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(dollars in thousands,	(dollars in thousands,
	except per share	except per share
	amounts)	amounts)
Net income (loss) as reported	$(4,010)	$(8,502)
Deduct: compensation expense	(244)	(482)

Pro forma net income (loss)	$(4,254)	$(8,984)

Basic loss per share:
As reported	$(0.27)	$(0.58)
Pro forma	$(0.29)	$(0.61)
Diluted loss per share:
As reported	$(0.27)	$(0.58)
Pro forma	$(0.29)	$(0.61)
     The remaining unrecognized compensation expense related to unvested awards at June 30, 2006 is approximately $1,632 and the weighted-average period of time over which this cost will be recognized is 1.6 years.
     The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in the second quarter 2005:

	2006	2005
Risk free interest rate	N/A	3.67% – 4.33%
Expected life	N/A	3.7 – 6.9 years
Expected volatility	N/A	45%
Expected dividend yield	N/A	2% beginning after 5 years

     The following table prerapents activity under the Stock Option Plan as of June 30, 2006:

		Weighted
		Average		Weighted
		Exercise		Average
		Price Per	Aggregate	Contractual
	Number of	Share (in	Intrinsic	Remaining
Option Plan Activity	Shares	dollars)	Value	Life
Balance at March 31, 2006	752,466	$9.30	$14,500	8.76 years
Options granted	0	N/A	N/A	N/A
Options exercised	0	N/A	N/A	N/A
Options forfeited	0	N/A	N/A	N/A
Balance at June 30, 2006	752,466	$9.30	$11,500	8.51 years

Total options vested at June 30, 2006	232,501	$9.38	$0	8.44 years
     A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the quarter ended June 30, 2006 is presented below:

		Weighted Average
		Exercise Price
	Shares	Per Share (in dollars)
Nonvested at March 31, 2006	543,303	$9.22
Options granted	0	N/A
Options vested	(23,338)	$8.21
Options forfeited	0	N/A
Nonvested at June 30, 2006	519,965	$9.26
     There were no options granted during the second quarter of 2006. The weighted average grant-date fair value of options granted during the second quarter of 2005 was $3.42. The fair value of options vested during the three and six months ended June 30, 2006 was $75 and $124, respectively. There were no options exercised during the quarters ended June 30, 2006 and June 30, 2005.
Note 6. Unpaid Loss and Loss Adjustment Expense Reserves
     Loss and Loss Adjustment Expense, or LAE, reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends.
     At June 30, 2006, the Company reported gross loss and LAE reserves of $123,948, of which $78,820 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2005, the Company reported gross loss and LAE reserves of $104,870, of which $86,736 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon.
     Potomac was a participant in the OneBeacon Amended and Restated Reinsurance Agreement. Under that agreement, Potomac ceded all of its insurance assets and liabilities into a pool, or Pool, and assumed a 0.5% share of the Pool’s assets and liabilities. On April 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby Potomac reinsured all of its business written with OneBeacon effective as of January 1, 2004. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligation. The following table details our reserves as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
Company direct reserves	$45,128	$18,134

Potomac direct reserves	78,820	86,736

Gross reserves	123,948	104,870

Ceded reserves	85,130	88,997

Net reserves	$38,818	$15,873

     Included in the reserves for the Company is tabular reserve discount for workers’ compensation and excess workers’ compensation pension claims of $654 as of June 30, 2006 and $187 as of December 31, 2005. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
Note 7. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes, an interpretation of SFAS No. 109,” or FIN 48. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of this new interpretation will have no material impact on our financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
     On November 23, 2004 we completed our initial public offering, or IPO, and concurrent private placements and completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. After giving effect to the acquisition, we changed the name of Potomac to SUA Insurance Company.
     Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.
     On January 1, 2005 we commenced our insurance operations. However, due to the lead time necessary to quote and place business, we did not effectively begin writing policies until March 2005.

Results of Operations
Three Months Ended June 30, 2006 as compared to the Three Months Ended June 30, 2005
     Gross written premiums for the three months ended June 30, 2006 were $37.4 million, compared to gross written premiums of $25.0 million for the three months ended June 30, 2005.
     Our Partner Agent, Risk Transfer Holdings, Inc., or RTH, specializes in providing workers’ compensation coverage to professional employer organizations, or PEOs, which are organizations that provide small employers with human resource services, employee benefits and workers’ compensation insurance. Currently we are writing business in California, Florida, Georgia, Alabama, South Carolina, Texas, Illinois and Nevada. RTH produced total gross written premiums of $22.1 million for the three months ended June 30, 2006, compared to $17.8 million for the three months ended June 30, 2005. While the recent rate decrease in California impacted this quarter’s premium, we continue to believe that California is an attractive market. We also continue to push into other markets including our recent entrance into Nevada.
     American Team Managers, or ATM, specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and workers’ compensation for small to midsize businesses all within California. ATM also offers general liability, commercial auto and garage coverages for local and intermediate trucking in California. ATM produced total gross written premiums for the three months ended June 30, 2006 of $7.6 million, compared to $5.4 million for the three months ended June 30, 2005. ATM’s premium growth continues, especially outside of workers’ compensation.
     AEON Insurance Group, Inc., or AEON, our Partner Agent specializing in commercial auto, general liability, inland marine and property coverages for tow truck operators and vehicle repossessors, on a national basis, produced total gross written premiums of $4.1 million for the three months ended June 30, 2006, compared to $1.8 million for the three months ended June 30, 2005. AEON’s production grew quarter over quarter.
     Specialty Risk Solutions, LLC, or SRS, specializes in providing general liability to the public entity segment including schools, municipalities and special districts. SRS signed a Partner Agent program agreement with us in May 2005. There was no direct premium from SRS produced in the three months ended June 30, 2006 or the three months ended June 30, 2005. SRS selectively targets a limited number of accounts that renew primarily in the third quarter.
     Appalachian Underwriters, Inc., or AUI, specializes in providing commercial general liability and commercial auto liability to residential and small commercial contractors in mid-south and central states. AUI signed a Partner Agent program agreement with us in October 2005 and began writing business in December 2005. Total gross written premiums for the three months ended June 30, 2006 totaled $3.2 million.American Patriot Insurance Agency, Inc., or API, specializes in the small to medium roofing industry, providing commercial general liability and commercial auto liability both directly and through retail brokers. API signed a Partner Agent program agreement with us in January 2006 and wrote $0.4 million of business in the three months ended June 30, 2006, its first quarter of operations.

     Total revenues for the three months ended June 30, 2006 consisted of earned premium of $25.2 million and investment income of $1.4 million, compared to earned premium of $3.0 million and investment income of $1.0 million for the three months ended June 30, 2005. Total expenses for the three months ended June 30, 2006 were $24.4 million, compared to $8.1 million for the three months ended June 30, 2005. Total expenses for the three months ended June 30, 2006 consisted of loss and loss adjustment expense of $14.5 million, amortization of deferred acquisition cost of $5.2 million and other operating expenses of $4.8 million.
     By comparison, total expenses for the three months ended June 30, 2005 consisted of loss and loss adjustment expense of $2.3 million, amortization of deferred acquisition cost of $0.6 million, service company fees of $2.2 million and other operating expenses of $2.9 million. We did not incur any service company expenses during the three months ended June 30, 2006 because we terminated our service company contract effective December 31, 2005. We have assumed the responsibilities previously provided by our service company which expenses are included in other operating expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.
     Other operating expenses for the three months ended June 30, 2006 included $1.4 million of salaries and benefit costs (excluding $1.0 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.8 million of professional and consulting fees, $0.6 million of depreciation and amortization and $1.9 million of other expenses. Also included in other expenses for the three months ended June 30, 2006 was compensation expense of $0.3 million associated with our stock option program. This represents a change in our accounting policies through the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, whereby we recognize compensation expense for stock options. Prior to the first quarter of 2006 we followed the accounting principles under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25.
     By comparison, other operating expenses for the three months ended June 30, 2005 included $1.7 million of salaries and benefit costs (excluding $0.7 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.6 million of professional and consulting fees, $0.3 million of depreciation and amortization and $0.3 million of other expenses.
     Tax expense of $0.1 million for the three months ended June 30, 2006 represents deferred tax credits associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with tax loss carryforwards.
     Net income for the three months ended June 30, 2006 was $2.2 million. This compares to a net loss for the three months ended June 30, 2005 of $4.0 million.

Six Months Ended June 30, 2006 as compared to the Six Months Ended June 30, 2005
     Gross written premiums for the six months ended June 30, 2006 were $68.2 million, compared to gross written premiums of $33.5 million for the six months ended June 30, 2005.
     RTH produced total gross written premiums of $40.4 million for the six months ended June 30, 2006, compared to $23.1 million for the six months ended June 30, 2005.
     ATM produced total gross written premiums of $14.8 million for the six months ended June 30, 2006, compared to $7.1 million for the six months ended June 30, 2005.
     AEON produced total gross written premiums of $7.6 million for the six months ended June 30, 2006, compared to $3.3 million for the six months ended June 30, 2005.
     SRS signed a Partner Agent program agreement with us in May 2005. There was no direct premium from SRS produced during this time period. SRS selectively targets a limited number of accounts that renew primarily in the third quarter.
     AUI signed a Partner Agent program agreement with us in October 2005 and began writing business in December 2005. Total gross written premiums for the six months ended June 30, 2006 totaled $5.0 million.
     API signed a Partner Agent program agreement with us in January 2006 and wrote $0.4 million of business during the six months ended June 30, 2006, all of which was written during the three months ended June 30, 2006, its first quarter of operations.
     Total revenues for the six months ended June 30, 2006 consisted of earned premium of $48.5 million and investment income of $2.6 million, compared to earned premium of $3.5 million and investment income of $1.8 million for the six months ended June 30, 2005.
     Total expenses for the six months ended June 30, 2006 were $49.0 million, compared to $13.8 million for the six months ended June 30, 2005. Total expenses for the six months ended June 30, 2006 consisted of loss and loss adjustment expense of $28.5 million, amortization of deferred acquisition cost of $10.7 million, and other operating expenses of $9.8 million. By comparison, total expenses for the six months ended June 30, 2005 consisted of loss and loss adjustment expense of $2.8 million, amortization of deferred acquisition cost of $0.7 million, service company fees of $4.4 million and other operating expenses of $5.9 million. We did not incur any service company expenses during the six months ended June 30, 2006 because we terminated our service company contract effective December 31, 2005.
     Other operating expenses for the six months ended June 30, 2006 included $2.8 million of salaries and benefit costs (excluding $2.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $2.2 million of professional and consulting fees, $1.0 million of depreciation and amortization and $3.8 million of other expenses. Also included in other expenses for the six months ended June 30, 2006 was compensation expense of $0.5 million associated with our stock option program. By comparison, other operating expenses for the six months ended June 30, 2005 included $2.8 million of salaries and benefit costs (excluding $1.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.2 million of professional and consulting fees, $0.8 million of depreciation and amortization and $1.1 million of other expenses. Year to date expenses include a reclassification of first quarter expenses of $0.4 million resulting in a decrease in acquisition expense from $5.9 million to $5.5 million and an increase in operating expense from $4.6 million to $5.0 million for the three months ended March 31, 2006.
     Tax expense of $0.1 million for the six months ended June 30, 2006 represents deferred tax credits associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with tax loss carryforwards.
     Net income for the six months ended June 30, 2006 was $2.0 million. This compares to a net loss for the six months ended June 30, 2005 of $8.5 million.
     Our premiums in the three and six months ended June 30, 2006 were primarily concentrated in California and Florida. Our gross written premiums by state as a percentage of total gross written premium for the three and six months ended June 30, 2006 and for the year ended December 31, 2005 were as follows:

	For the Three	For the Six	For the
	Months Ended	Months Ended	Year Ended
	June 30, 2006	June 30, 2006	December 31, 2005
California	31.0%	32.3%	39.4%
Florida	49.2%	41.3%	42.6%
Other States	19.8%	26.4%	18.0%

Total	100.0%	100.0%	100.0%

     Our business written for the three and six months ended June 30, 2006 was heavily weighted in workers’ compensation and our longer term goal is to have a more even balance between workers’ compensation, general liability and commercial auto. We are also continuing to explore the appointments of new Partner Agents to increase our volume and balance our book of business. Our gross written premium by line of business as a percentage of total gross written premium for the three and six months ended June 30, 2006 and for the year ended December 31, 2005 were as follows:

	For the Three	For the Six	For the
	Months Ended	Months Ended	Year Ended
	June 30, 2006	June 30, 2006	December 31, 2005
Workers’ compensation	62.9%	65.2%	68.8%
Commercial automobile	15.3%	13.2%	10.4%
General liability	20.2%	20.1%	11.8%
All other	1.6%	1.5%	9.0%

Total	100.0%	100.0%	100.0%

     Our net loss and loss adjustment expense ratio continues to improve over prior periods. This reflects our adherence to conservative pricing and underwriting, as well as reflects a higher level of earned premium than in prior quarters. The table below provides key operating statistics and ratios:

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30,2005
Gross premiums written	$37.4	$25.0	$68.2	$33.5
Net premiums earned	$25.2	$3.0	$48.5	$3.5
Net loss and loss adjustment expense ratio	57.4%	76.5%	58.7%	79.7%
Ratio of amortization of deferred acquisition expense to earned premium	20.6%	21.1%	22.1%	21.1%
Ratio of all other expenses to gross written premium	12.7%	20.2%	14.3%	30.6%
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
     For the six months ended June 30, 2006, net cash from operating activities was $32.9 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. These positive cash flows are a direct result of our continued premium growth. Cash used for investing activities was $33.1 million representing purchases of investments and additions to equipment and capitalized software. Further, we had cash flows from financing activities of $2.2 million from sales of Class B Common Stock to Partner Agents.
     For the six months ended June 30, 2005, net cash used for operating activities was $7.8 million. As indicated in our discussion of Results of Operations, in our early stages of development, premium collections and investment income were insufficient to fund operating expenses. Further, cash used in investment activities was $0.6 million, principally representing purchases of investments and additions to equipment and capitalized software.

     Our investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value based on quoted market prices. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of comprehensive income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.
     The aggregate fair market value of our fixed maturity investments at June 30, 2006 was $121.8 million compared to amortized cost of $125.0 million. The aggregate fair market value of our fixed maturity investments at December 31, 2005 was $94.1 million compared to amortized cost of $95.8 million.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions, as described below.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of our consolidated asset and liability positions. We model and periodically review estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves.
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

			Estimated
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
$ in thousands	at 6/30/06	Interest Rate	Interest Rate	in Carrying Value
Total Investments	$131,865	100 bp decrease	$135,050	$3,185
		50 bp decrease	$133,485	$1,620
		50 bp increase	$130,223	$(1,642)
		100 bp increase	$128,571	$(3,294)
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

     The portfolio of fixed maturities consists solely of high quality bonds at June 30, 2006 and December 31, 2005. The following table summarizes bond ratings at market or fair value.

	6/30/2006		12/31/2005
	Market Value	Percent of	Market Value	Percent of
	(000) omitted	Portfolio	(000) omitted	Portfolio
US Govt & Other Bonds	$66,325	54.5%	$41,279	43.9%
AA Rated	$17,171	14.1%	$15,940	16.9%
A Rated	$38,255	31.4%	$36,910	39.2%

	$121,751	100.0%	$94,129	100.0%

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
     Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls.
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

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
None.
Item 1A: Risk Factors
     There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2: Recent Sales of Unregistered Securities
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 2, 2006, stockholders elected each of the director nominees to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, with the following votes:

	For	Withheld
Courtney C. Smith	12,296,420	18,985
Peter E. Jokiel	12,202,957	112,448
Robert E. Dean	12,296,420	18,985
Raymond A. Groth	12,296,420	18,985
Paul A. Philp	12,296,420	18,985
Robert H. Whitehead	12,295,920	19,485
Russell E. Zimmermann	12,295,920	19,485
     At the same meeting, the selection of PricewaterhouseCoopers LLP as independent auditors for the current year was approved and ratified, with the following votes:

For	Against	Abstention
12,311,177	4,020	208
     No other matters were voted on at the meeting.
Item 5: Other Information
None.

Item 6: Exhibits
Exhibits:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — American Patriot Insurance Agency, Inc.

99.2	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — AEON Insurance Group, Inc.

99.3	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — Risk Transfer Holdings, Inc.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: August 4, 2006	By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer (Principal
Executive Officer)

Dated: August 4, 2006	By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — American Patriot Insurance Agency

99.2	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — AEON Insurance Group, Inc

99.3	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — Risk Transfer Holdings, Inc.