Form 10-Q
period 2006-09-30
Specialty Underwriters Alliance, Inc.
filed 2006-11-06
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, there were 14,680,688 shares of common stock, or Common Stock, $0.01 par value, outstanding and 674,274 shares of non-voting Class B common stock, or Class B Common Stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Balance Sheets
(dollars in thousands)

	As of	As of
	September 30,	December 31,
	2006	2005
Assets	(unaudited)
Fixed maturity investments, at fair value (amortized cost: $133,629 and $95,760)	$132,635	$94,129
Short-term investments, at amortized cost (which approximates fair value)	18,744	8,862

Total investments	151,379	102,991
Cash and cash equivalents	2,726	5,329
Insurance receivables	62,707	44,868
Reinsurance recoverable on unpaid loss and loss adjustment expenses	82,267	88,997
Prepaid reinsurance premiums	2,366	3,492
Investment income accrued	1,018	1,102
Equipment and capitalized software at cost (less accumulated depreciation of $3,256 and $1,488)	7,603	5,566
Intangible assets	10,745	10,745
Deferred acquisition costs	16,148	11,279
Other assets	2,216	2,794

Total assets	$339,175	$277,163

Liabilities
Loss and loss adjustment expense reserves	$134,211	$104,870
Unearned insurance premiums	77,098	58,595
Insured deposit funds	10,681	7,159
Accounts payable and other liabilities	6,539	5,724

Total liabilities	228,529	176,348

Commitments (Note 4)
Stockholders’ equity
Common stock Class A at $.01 par value per share - 30,000,000 shares authorized; 14,680,688 shares issued and outstanding as of September 30, 2006 and December 31, 2005	147	147
Common stock Class B at $.01 par value per share - 2,000,000 shares authorized; 652,011 shares and 223,694 shares issued and outstanding as of September 30, 2006 and December 31, 2005	6	2
Paid-in capital — Class A	128,079	127,256
Paid-in capital — Class B	4,588	1,770
Accumulated deficit	(21,180)	(26,729)
Accumulated other comprehensive income (loss)	(994)	(1,631)

Total stockholders’ equity	110,646	100,815

Total liabilities and stockholders’ equity	$339,175	$277,163

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Earned insurance premiums	$31,712	$8,271	$80,198	$11,773
Net investment income	1,628	874	4,204	2,710
Net realized gains (losses)	273	—	271	(1)

Total revenues	33,613	9,145	84,673	14,482

Expenses
Loss and loss adjustment expenses	18,250	6,414	46,722	9,204
Amortization of deferred acquisition costs	6,701	1,383	17,432	2,123
Service company fees	—	2,188	—	6,596
Other operating expenses	5,019	3,984	14,785	9,885

Total expenses	29,970	13,969	78,939	27,808

Pretax income (loss)	3,643	(4,824)	5,734	(13,326)
Federal income tax expense	61	—	185	—

Net income (loss)	3,582	(4,824)	5,549	(13,326)
Net change in unrealized gains and losses for investments held, after tax	2,273	(1,109)	637	(1,184)

Comprehensive income (loss)	$5,855	$(5,933)	$6,186	$(14,510)

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$0.24	$(0.32)	$0.37	$(0.90)
Diluted	$0.24	$(0.32)	$0.37	$(0.90)

Average Shares Outstanding (in thousands)
Basic	15,293	14,782	15,162	14,748
Diluted	15,293	14,782	15,162	14,748
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders’
	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2005	$147	$127,256	$2	$1,770	$(26,729)	$(1,631)	$100,815

Net income					5,549		5,549

Net change in unrealized investment losses, net of tax						637	637

Stock issuance			4	2,818			2,822

Stock based compensation		823					823

Balance at September 30, 2006	$147	$128,079	$6	$4,588	$(21,180)	$(994)	$110,646

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months
	Ended
	September 30,
	2006	2005
Cash flows from operations
Net income (loss)	$5,549	$(13,326)

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	185	—
Net realized (gains) losses	(271)	1
Amortization of bond discount	296	227
Depreciation	1,768	1,258
Write off of capitalized software	—	428
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	6,730	6,381
Loss and loss adjustment expense reserves	29,341	1,143
Insurance premiums receivable	(17,839)	(41,923)
Unearned insurance premiums	18,503	47,565
Deferred acquisition costs	(4,869)	(8,679)
Prepaid reinsurance premiums	1,126	(4,549)
Insured deposit funds	3,522	4,321
Other, net	2,124	4,028

Total adjustments	40,616	10,201

Net cash flows from (used for) operations	46,165	(3,125)

Cash flows from investing activities
Net increase (decrease) in short-term investments	(9,882)	41,549
Sales of fixed maturity investments	13,590	6,834
Purchases of fixed maturity investments	(51,493)	(47,886)
Unsettled net investment purchases	—	(1,000)
Purchase of equipment and capitalized software	(3,805)	(2,673)

Net cash flows (used for) investing activities	(51,590)	(3,176)

Cash flows from financing activities
Issuance of common stock	2,822	817

Net cash provided by financing activities	2,822	817

Net (decrease) in cash and cash equivalents during the period	(2,603)	(5,484)
Cash and cash equivalents at beginning of the period	5,329	8,986

Cash and cash equivalents at end of the period	$2,726	$3,502

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited) — (Continued)
Note 1. Basis of Presentation
     The Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc., or SUA or the Company, and its consolidated subsidiary, SUA Insurance Company. SUA completed an initial public offering, or IPO, of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. For accounting purposes Potomac is considered an accounting predecessor. Potomac has subsequently been renamed SUA Insurance Company.
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
     The interim financial data as of September 30, 2006, and for the three and nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Net Income (Loss) Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 747,466 for the three and nine months ended September 30, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Net income (loss)	$3,582	$(4,824)
Average common shares outstanding (basic and diluted) (in thousands)	15,293	14,782
Net income (loss) per share (in dollars) (basic and diluted)	$0.24	$(0.32)

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited) — (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Net income (loss)	$5,549	$(13,326)
Average common shares outstanding (basic and diluted) (in thousands)	15,162	14,748
Net income (loss) per share (in dollars) (basic and diluted)	$0.37	$(0.90)
Note 3. Income Taxes
     As of September 30, 2006 and December 31, 2005, the Company had tax basis net operating loss carryforwards of $18,506 and $26,136, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible on a tax basis over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs were $1,462 and $1,815 at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2006 the Company generated a GAAP and tax basis profit. The Company has not, however, paid any federal income tax since inception. As such, the Company has recorded a full valuation allowance against all potential tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.
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
Note 4. Commitments
     On February 3, 2005, the Company entered into a lease agreement, or Lease, for its home office space that commenced on May 1, 2005 and terminates on April 30, 2020. On April 24, 2006, the Company amended the Lease to include additional premises effective September 1, 2006. The Company’s net Lease obligations are $1,871 for years 1 through 5, $3,294 for years 6 through 10 and $3,753 for years 11 through 15. Included in the Lease terms are scheduled rent escalations, improvement incentives and rent abatements all of which are recognized on a straight line basis over the Lease term in relation to square footage occupied by the Company. To secure the Lease, the Company is required to hold an irrevocable standby letter of credit in the amount of $1,500.
     The Company has the option to terminate the Lease at August 31, 2011. Upon notice of termination, the Company is obligated to pay nine months of the then current rent and the unamortized balance of abated rent, brokerage commissions, and construction allowance. If the

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited) — (Continued)
Company opted to terminate as of August 31, 2011, the Company would be obligated to pay approximately $2,440 plus operating expenses, taxes, and brokerage commissions.
Note 5. Stock Options
     The Board of Directors approved the Stock Option Plan, or Plan, during 2004. The Plan authorizes the grant of options to certain personnel for up to 850,000 shares of the Company’s common stock. All options granted have ten-year terms and vest in equal annual installments over either a three or four year period following the date of grant. All grants of options under the Plan must be approved by the Compensation Committee of the Board of Directors, which consists entirely of outside directors. The number of shares available for the granting of options under the Plan as of September 30, 2006 was 102,534.
     In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R which have not vested under the fair value method and expense those amounts over the stock option’s remaining vesting period. Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the modified prospective application, the Company will not restate results for earlier periods. Under FAS 123R, the Company has opted to use the binomial lattice option pricing model to determine fair value. In addition, FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions was zero for the nine months ended September 30, 2006, as no options were exercised during that period.
     Compensation expense recognized for stock-based compensation for the three and nine months ended September 30, 2006 was $278 and $823, respectively. Had compensation expense for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plan and consistent with FAS 123R, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Net loss as reported	$(4,824)	$(13,326)
Deduct: compensation expense	(238)	(720)

Pro forma net loss	$(5,062)	$(14,046)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.90)
Pro forma	$(0.34)	$(0.95)

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited) — (Continued)
     The remaining unrecognized compensation expense related to unvested awards at September 30, 2006 is approximately $1,354 and the weighted-average period of time over which this cost will be recognized is 1.3 years.
     The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in 2005: risk free interest rate range of 3.50% — 4.33%; expected life range of 3.7 — 6.9 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years. The following assumptions were used for grants issued in 2006: risk free interest rate range of 4.56% — 4.60%; expected life range of 3.1 — 7.5 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years.
     The following table presents activity under the Plan as of September 30, 2006:

		Weighted Average		Weighted Average
		Exercise Price Per	Aggregate Intrinsic	Contractual
Option Plan Activity	Number of Shares	Share	Value	Remaining Life
	(actual dollar and share amounts)
Balance at January 1, 2006	727,466	$9.40	$0	8.97 years
Options granted	25,000	$6.22	N/A	N/A
Options exercised	0	N/A	N/A	N/A
Options forfeited	(5,000)	$6.22	N/A	N/A
Balance at September 30, 2006	747,466	$9.32	$51,600	8.25 years

Total options vested at September 30, 2006	242,501	$9.40	$3,334	8.22 years
     A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
	(actual dollar and share amounts)
Non-vested balance at January 1, 2006	530,526	$4.46
Options granted	25,000	$2.89
Options vested	(45,561)	$3.66
Options forfeited	(5,000)	$2.93
Total non-vested options at September 30, 2006	504,965	$4.47

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited) — (Continued)
     The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 were $2.89 and $3.84, respectively. The grant-date fair value of options vested during the nine months ended September 30, 2006 was $167. No options vested during the nine months ended September 30, 2005. There were no options exercised during the quarters ended September 30, 2006 and September 30, 2005.
Note 6. Unpaid Loss and Loss Adjustment Expense Reserves
     Loss and loss adjustment expense (LAE) reserves, or loss and LAE reserves, are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends.
     At September 30, 2006, the Company reported gross loss and LAE reserves of $134,211, of which $73,943 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2005, the Company reported gross loss and LAE reserves of $104,870, of which $86,736 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon.
     Potomac was a participant in the OneBeacon Amended and Restated Reinsurance Agreement. Under that agreement, Potomac ceded all of its insurance assets and liabilities into a pool, or Pool, and assumed a 0.5% share of the Pool’s assets and liabilities. On April 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby Potomac reinsured all of its business written with OneBeacon effective as of January 1, 2004. As a result, Potomac will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligation. The following table details our reserves as of September 30, 2006 and December 31, 2005.

	As of	As of
	September 30,	December 31,
	2006	2005
Company gross reserves	$60,268	$18,134
Potomac gross reserves	73,943	86,736

Gross reserves	134,211	104,870
Ceded reserves	82,267	88,997

Net reserves	$51,944	$15,873

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands) (unaudited)
     Included in the reserves for the Company is tabular reserve discount for workers’ compensation and excess workers’ compensation pension claims of $861 as of September 30, 2006 and $187 as of December 31, 2005. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
Note 7. Recent Accounting Pronouncements
     In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty of Income Taxes, an interpretation of SFAS No. 109,” or FIN 48. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that implementation of this new interpretation will have no material impact on its financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. We expect that SAB 108 will not have a material effect on our consolidated financial condition or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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

Results of Operations
Three Months Ended September 30, 2006 as compared to the Three Months Ended September 30, 2005
     Net income for the three months ended September 30, 2006 was $3.6 million. This compares to a net loss for the three months ended September 30, 2005 of $4.8 million.
     Gross written premiums for the three months ended September 30, 2006 were $38.9 million, compared to gross written premiums of $28.2 million for the three months ended September 30, 2005.
     Our Partner Agent, Risk Transfer Holdings, Inc., or RTH, specializes in providing workers’ compensation coverage to professional employer organizations, or PEOs, which are organizations that provide small employers with human resource services, employee benefits and workers’ compensation insurance. Currently, we are writing business in California, Florida, Georgia, Alabama, South Carolina, Texas, Illinois and Nevada. RTH produced total gross written premiums of $15.6 million for the three months ended September 30, 2006, compared to $9.3 million for the three months ended September 30, 2005.
     American Team Managers, or ATM, specializes in general liability coverage for artisan contractors (electricians, plumbers and other trades) and general contractors and workers’ compensation for small to midsize businesses all within California. ATM also offers general liability, commercial auto and garage coverages for local and intermediate trucking in California. ATM produced total gross written premiums for the three months ended September 30, 2006 of $8.9 million, compared to $7.4 million for the three months ended September 30, 2005. ATM’s premium growth continues, especially outside of workers’ compensation.
     AEON Insurance Group, Inc., or AEON, our Partner Agent specializing in commercial auto, general liability, inland marine and property coverages for tow truck operators and vehicle repossessors, on a national basis, produced total gross written premiums of $8.1 million for the three months ended September 30, 2006, compared to $4.5 million for the three months ended September 30, 2005.
     Specialty Risk Solutions, LLC, or SRS, specializes in providing general liability to the public entity segment including schools, municipalities and special districts. SRS signed a Partner Agent program agreement with us in May 2005. SRS produced total gross written premiums of $2.0 million for the three months ended September 30, 2006, compared to $7.0 million for the three months ended September 30, 2005. SRS’ production was impacted by not renewing a large account written in the third quarter of 2005.
     Appalachian Underwriters, Inc., or AUI, specializes in providing commercial general liability and commercial auto liability to residential and small commercial contractors in mid-south and central states. AUI signed a Partner Agent program agreement with us in October 2005 and began writing business in December 2005. Total gross written premiums for the three months ended September 30, 2006 were $3.5 million.

     American Patriot Insurance Agency, Inc., or API, specializes in small to medium roofing contractors, providing commercial general liability and commercial auto liability both directly and through retail brokers. API signed a Partner Agent program agreement with us in January 2006 and wrote $0.6 million of business in the three months ended September 30, 2006.
     Total revenues for the three months ended September 30, 2006 consisted of earned premium of $31.7 million, investment income of $1.6 million and net realized gain of $0.3 million, compared to earned premium of $8.3 million and investment income of $0.9 million for the three months ended September 30, 2005. Total expenses for the three months ended September 30, 2006 were $30.0 million, compared to $14.0 million for the three months ended September 30, 2005.
     Total expenses for the three months ended September 30, 2006 consisted of loss and loss adjustment expense of $18.3 million, amortization of deferred acquisition cost of $6.7 million and other operating expenses of $5.0 million. By comparison, total expenses for the three months ended September 30, 2005 consisted of loss and loss adjustment expense of $6.4 million, amortization of deferred acquisition cost of $1.4 million, service company fees of $2.2 million and other operating expenses of $4.0 million. We did not incur any service company expenses during the three months ended September 30, 2006 because we terminated our service company contract effective December 31, 2005. We have assumed the responsibilities previously provided by our service company which expenses are included in other operating expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.
     Other operating expenses for the three months ended September 30, 2006 included $1.4 million of salaries and benefit costs (excluding $1.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.9 million of professional and consulting fees, $0.8 million of depreciation and amortization and $1.9 million of other expenses. Also included in other expenses for the three months ended September 30, 2006 was compensation expense of $0.3 million associated with our stock option program. This represents a change in our accounting policy through the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, whereby we recognize compensation expense for stock options. Prior to the first quarter of 2006 we followed the accounting principles under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25.
     By comparison, other operating expenses for the three months ended September 30, 2005 included $1.2 million of salaries and benefit costs (excluding $0.8 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.7 million of professional and consulting fees, $0.4 million of depreciation and amortization and $1.7 million of other expenses.
     Tax expense of $0.1 million for the three months ended September 30, 2006 represents deferred tax credits associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with tax loss carryforwards.

Nine Months Ended September 30, 2006 as compared to the Nine Months Ended September 30, 2005
     Net income for the nine months ended September 30, 2006 was $5.5 million. This compares to a net loss for the nine months ended September 30, 2005 of $13.3 million.
     Gross written premiums for the nine months ended September 30, 2006 were $107.2 million, compared to gross written premiums of $61.7 million for the nine months ended September 30, 2005.
     RTH produced total gross written premiums of $56.1 million for the nine months ended September 30, 2006, compared to $32.3 million for the nine months ended September 30, 2005.
     ATM produced total gross written premiums of $23.6 million for the nine months ended September 30, 2006, compared to $14.6 million for the nine months ended September 30, 2005.
     AEON produced total gross written premiums of $15.7 million for the nine months ended September 30, 2006, compared to $7.8 million for the nine months ended September 30, 2005.
     SRS signed a Partner Agent program agreement with us in May 2005. They produced total gross written premiums of $2.0 million for the nine months ended September 30, 2006, compared to $7.0 million for the nine months ended September 30, 2005. SRS’ production was impacted by not renewing a large account written in the third quarter of 2005.
     AUI signed a Partner Agent program agreement with us in October 2005 and began writing business in December 2005. Total gross written premiums for the nine months ended September 30, 2006 totaled $8.5 million.
     API signed a Partner Agent program agreement with us in January 2006 and wrote $1.0 million of business during the nine months ended September 30, 2006.
     Total revenues for the nine months ended September 30, 2006 consisted of earned premium of $80.2 million, investment income of $4.2 million and net realized gain of $0.3 million, compared to earned premium of $11.8 million and investment income of $2.7 million for the nine months ended September 30, 2005.
     Total expenses for the nine months ended September 30, 2006 were $78.9 million, compared to $27.8 million for the nine months ended September 30, 2005. Total expenses for the nine months ended September 30, 2006 consisted of loss and loss adjustment expense of $46.7 million, amortization of deferred acquisition cost of $17.4 million, and other operating expenses of $14.8 million. By comparison, total expenses for the nine months ended September 30, 2005 consisted of loss and loss adjustment expense of $9.2 million, amortization of deferred acquisition cost of $2.1 million, service company fees of $6.6 million and other operating expenses of $9.9 million. We did not incur any service company expenses during the nine months ended September 30, 2006 because we terminated our service company contract effective December 31, 2005.
     Other operating expenses for the nine months ended September 30, 2006 included $4.2 million of salaries and benefit costs (excluding $3.2 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $3.1 million of professional and consulting fees, $1.8 million of depreciation and amortization and $5.7 million of other expenses. Also included in other expenses for the nine months ended September 30, 2006 was compensation expense of $0.8 million associated with our stock option program. By comparison, other operating expenses for the nine months ended September 30, 2005 included $3.4 million of salaries and benefit costs (excluding $2.0 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.8 million of professional and consulting fees, $1.3 million of depreciation and amortization and $3.4 million of other expenses.
     Tax expense of $0.2 million for the nine months ended September 30, 2006 represents deferred tax credits associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with tax loss carryforwards.
     Our premiums in the three and nine months ended September 30, 2006 were primarily concentrated in California and Florida. Our gross written premiums by state as a percentage of total gross written premium for the three and nine months ended September 30, 2006 and for the year ended December 31, 2005 were as follows:

	For the Three	For the Nine	For the
	Months Ended	Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2006	2006	2005
California	35.2%	33.3%	39.4%
Florida	28.8%	36.8%	42.6%
Other States	36.0%	29.9%	18.0%

Total	100.0%	100.0%	100.0%

     Our business written for the three and nine months ended September 30, 2006 was heavily weighted in workers’ compensation. Our gross written premium by line of business as a percentage of total gross written premium for the three and nine months ended September 30, 2006 and for the year ended December 31, 2005 were as follows:

	For the Three	For the Nine	For the
	Months Ended	Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2006	2006	2005
Workers’ compensation	45.0%	57.8%	68.8%
Commercial automobile	22.6%	16.7%	10.4%
General liability	30.0%	23.7%	11.8%
All other	2.4%	1.8%	9.0%

Total	100.0%	100.0%	100.0%

     Our workers’ compensation business was impacted by rate decreases in California and could be further impacted by future decreases in that state and others. Our net loss and loss adjustment expense ratio has improved for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. This reflects our adherence to conservative pricing and underwriting in an increasingly softer insurance industry market as well as an improved unallocated loss adjustment expense ratio arising from increased premium. Our ratio of all other expenses to gross written premium also improved due to increased premium. The table below provides key operating statistics and ratios:

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Gross premium written	$38.9	$28.2	$107.2	$61.7
Net premium earned	$31.7	$8.3	$80.2	$11.8
Net loss and loss adjustment expense ratio	57.6%	77.5%	58.3%	78.2%
Ratio of amortization of deferred acquisition expense to earned premium	21.1%	16.7%	21.7%	18.0%
Ratio of all other expenses to gross written premium	12.9%	21.9%	13.8%	26.7%
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
     For the nine months ended September 30, 2006, net cash from operating activities was $46.2 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. These positive cash flows are a direct result of our continued premium growth. Cash used for investing activities was $51.6 million representing purchases of investments and additions to equipment and capitalized software. Further, we had cash flows from financing activities of $2.8 million from sales of Class B Common Stock to Partner Agents.
     For the nine months ended September 30, 2005, net cash used for operating activities was $3.1 million. As indicated in our discussion of Results of Operations, in our early stages of development, premium collections and investment income were insufficient to fund operating expenses. Further, cash used in investment activities was $3.2 million, principally representing purchases of investments and additions to equipment and capitalized software. Further, we had cash flows from financing activities of $0.8 million from sales of Class B Common Stock to Partner Agents.
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
     The aggregate fair market value of our fixed maturity investments at September 30, 2006 was $132.6 million compared to amortized cost of $133.6 million. The aggregate fair market value of our fixed maturity investments at December 31, 2005 was $94.1 million compared to amortized cost of $95.8 million.
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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

			Estimated
		Assumed Change	Fair Value After	Increase
	Fair Value	in Relevant	Change in	(Decrease)
	at 9/30/06	Interest Rate	Interest Rate	in Carrying Value
	(dollars in thousands)
Total Investments	$151,379	100 bp decrease	$155,580	$4,201
		50 bp decrease	$153,547	$2,168
		50 bp increase	$149,138	$(2,241)
		100 bp increase	$146,805	$(4,574)
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
     The portfolio of fixed maturities consists solely of high quality bonds at September 30, 2006 and December 31, 2005. The following table summarizes bond ratings at market or fair value:

	9/30/2006		12/31/2005
	Market Value	Percent of	Market Value	Percent of
	(dollars in thousands)	Portfolio	(dollars in thousands)	Portfolio
US Govt & Other Bonds	$75,321	56.8%	$41,279	43.9%
AA Rated	18,456	13.9%	15,940	16.9%
A Rated	38,858	29.3%	36,910	39.2%

	$132,635	100.0%	$94,129	100.0%

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
     None.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
     None.
Item 5: Other Information
     None.

Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – Appalachian Underwriters, Inc.

99.2	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – Specialty Risk Solutions, LLC

99.3	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and AEON Insurance Group, Inc.

99.4	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – American Team Managers

99.5	First Amendment to the Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Patriot Agency, Inc.

99.6	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – American Patriot Insurance Agency, Inc.

99.7	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and Risk Transfer Holdings Inc.

99.8	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Team Managers

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: November 6, 2006	By:	/s/ Courtney C. Smith
Name: Courtney C. Smith
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2006	By:	/s/ Peter E. Jokiel
Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – Appalachian Underwriters, Inc.

99.2	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – Specialty Risk Solutions, LLC

99.3	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and AEON Insurance Group, Inc.

99.4	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – American Team Managers

99.5	First Amendment to the Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Patriot Agency, Inc.

99.6	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – American Patriot Insurance Agency, Inc.

99.7	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and Risk Transfer Holdings Inc.

99.8	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Team Managers