Form 10-K
period 2006-12-31
Specialty Underwriters Alliance, Inc.
filed 2007-03-01
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50891

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in the charter)

DELAWARE	20-0432760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number	)
222 South Riverside Plaza, Chicago, Illinois (Address of principal executive office)	60606 (Zip Code	)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $101 million as of June 30, 2006 (assuming Class B Common Stock is exchangeable one-for-one with the Company’s common stock, par value $0.01, or Common Stock). As of February 28, 2007, 14,682,355 shares of Common Stock and 691,386 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for May 1, 2007. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. See page 43 for the exhibit index.

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

We have a secure category rating of “B+” (Good) from A.M. Best, which is the sixth highest of 15 rating levels.

The fourth quarter of 2004 we completed our initial public offering of 13,122,000 shares of Common Stock, at an initial public offering price of $9.50 per share. Concurrent with the closing of the initial public offering, we sold 1,000,000 shares of our Common Stock at a price of $8.835 per share in a private placement. Simultaneously with the closing of our initial public offering, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary J. Ferguson, each an executive officer, purchased directly from us 22,637, 33,956, 16,978 and 16,978 shares of our Common Stock, respectively. Additionally, at the closing of our initial public offering, we sold 26,316 shares of our Class B Common Stock to our partner agents at a total aggregate amount of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $123.5 million.

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

SUA Insurance Company is licensed to conduct insurance business in 43 states and the District of Columbia. We consider these jurisdictions to be those that are important to our current business plan because they account for over 90% of the population of the United States. SUA Insurance Company is not licensed in Hawaii, Maine, Minnesota, Montana, New Hampshire, North Carolina, and Wyoming. However, in the future we may apply for licenses in the states listed above.

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

Our website address is www.suainsurance.com. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other SEC filings, including amendments to these reports, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We also make available on our website our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information also is available by written request to Investor Relations at our executive office address listed below. The information on our website is not incorporated by reference into this report.

Our principal executive offices are located at 222 South Riverside Plaza, Suite 1600, Chicago, Illinois 60606 and our telephone number is (888) 782-4672.

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

Historical Industry Model

Specialty commercial property and casualty insurance underwriting requires in-depth knowledge of a particular business class and often personal knowledge of the participants in a business class. As a result, insurers rely on skilled agents to procure business. Such an agent generally is an outsourced underwriting department for the insurer. It markets to independent agents, processes submissions, selects risks, binds and issues policies on behalf of the insurer, and in some cases, handles claims on underwritten businesses. Such agents and insurers commonly work with a reinsurer, which participates in the pool of risks selected by such agents. Without an insurer providing licensed policy paper and a reinsurer providing capacity, such agents are unable to service their independent agent clients, which ultimately affects the policyholders.

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

Our Model

We believe that our strategy of developing relationships with partner agents is a fundamental shift in the way insurance companies do business. We enter into contractual relationships with our partner agents in order to encourage them to work with us in building our portfolio of specialty program commercial property and casualty insurance business. A significant portion of the compensation paid to our partner agents will be directly tied to the underwriting profitability of their specific programs. In addition, our partner agents purchase an equity interest in our company, in the form of non-voting Class B Common Stock. We believe that offering an ownership interest to our partner agents encourages them to direct business to us, regardless of future market cycles. We expect our partner agents to provide prequalified leads through their retail agents. We retain control over underwriting and claims activities. In addition, we anticipate that all transaction processing will be done through our proprietary technology system in order to ensure data integrity and efficiency. As of March 1, 2007, we have entered into definitive agreements with six partner agents, AEON Insurance Group, Inc., American Patriot Insurance Agency, Inc., American Team Managers, Appalachian Underwriters, Inc., Risk Transfer Holdings, Inc, and Specialty Risk Solutions, LLC.

The key features of our relationship with our partner agents are as follows:

•	Equity Ownership. Each partner agent must purchase shares of our non-voting Class B Common Stock. The Class B Common Stock will become exchangeable, one-for-one with our Common Stock, five years after the effective date of the applicable partner agent agreement, as long as the partner agent’s contract is in force. Class B Common Stock will be subject to substantial restrictions on transferability during such period. If prior to five years after the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase at the lower of cost or fair market value the partner agent’s Class B Common Stock. If after five years following the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase at fair market value the partner agent’s Class B Common Stock. After the five-year period, for as long as the partner agent has an agency contract with us, such partner agent would be required to hold shares of Class B Common Stock worth at least 50% of its aggregate initial investment commitment in our Class B Common Stock.

•	Commission. We pay each partner agent an up-front commission designed to cover its costs. In addition, each partner agent may receive a meaningful share of the underwriting profits for each of its programs, subject to a cap. If, after five years, the partner agent agreement is terminated, for any reason, the profit sharing calculations will be performed annually until all payout periods and earned profit sharing are satisfied.

•	Long-Term Contractual Commitment. Each partner agent has an exclusive five-year contractual arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) with us. We have no obligation to accept business that does not meet our guidelines. We agree to write only that class of business and lines of business by program in a defined territory only with specific partner agents. Our partner agents may have one or a number of their programs with us. We expect

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

Our Insurance Product Lines

Our insurance operations, through our six partner agents, are focused on the following programs:

AEON Insurance Group, Inc.

•	Towing and Recovery Program. This program services professional towers. The program offers policies that include property, inland marine, general liability, garage and automobile coverages on a national basis.

American Patriot Insurance Agency, Inc.

•	Roofing Contractors Program. This program services small to medium roofers. The program provides commercial general liability and commercial auto liability both directly and through retail brokers. Currently, the program operates in the central and southern regions.

American Team Managers

•	General Contractors Program. This program services general contractors with less than $8 million in annual revenue. Eligible accounts under this program include residential or commercial contractors that are involved in remodeling and tenant improvements, commercial building and residential home building (limited to those contractors who build no more than five homes of three stories or fewer per year). The program offers only general liability coverage in the state of California.

•	Artisan Contractors Program. This program services artisan contractors in California with less than $1 million in payroll expenses and $3 million in annual revenues. We limit participation in this program to 52 classes of relatively low-exposure contractors, such as: appliances and accessories (installation, servicing and repair); carpentry; driveways, parking areas or sidewalks (paving or repairing); electrical work (within buildings); heating and air conditioning systems or equipment (installation, service or repair); paper hanging; and plumbing.

•	California Comp. Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business initially in California. Our online product is available to small businesses of less than $25,000 in premium with relatively low hazard grades (low exposure to loss).

•	Local and Intermediate Trucking Program. This program provides commercial auto, general liability, and garage coverages for the specialized local and intermediate trucking industries. The program, which began in March 2006, will initially focus on California business with the potential for expansion.

Appalachian Underwriters, Inc.

•	Small Artisan and General Contractors Program. This program services small artisan and general contractors including carpenters, electricians, and interior decorators, as well as suppliers to the construction industry, such as drywall suppliers. The program offers policies that include commercial general liability and commercial auto liability. Currently, the program operates in twelve southeastern states, and will look to expand into additional states in the future.

•	Small Workers’ Compensation Program. This program provides workers’ compensation to small businesses with less than $15,000 in premium with relatively low hazard grades (low exposure to loss). The program, which began in January 2007, will initially focus on Texas, Nevada and Illinois and will likely expand to additional states in the future.

Risk Transfer Holdings, Inc.

•	PEO Program. Professional Employer Organizations, or PEOs, take on the employment responsibilities of human resources, benefits administration and employee related insurance needs, while allowing their clients to focus on their core business objectives. This program provides workers’ compensation. While the risks are aggregated, each account is underwritten and priced individually in this program. Currently, the program operates in California, Florida, Georgia, Alabama, South Carolina, Texas, Illinois, Michigan and Nevada.

Specialty Risk Solutions, LLC

•	Public Entities Program. This program provides general liability insurance to public entity clients, including schools, other educational institutions and municipalities. Currently, the program operates in California and Florida.

Reinsurance

We have entered into reinsurance agreements to cover our casualty lines of business. Coverage of our casualty lines of business includes general liability, auto liability and workers’ compensation. We purchased reinsurance from reinsurers that are rated at least “A−” (Excellent) or better by A.M. Best and our reinsurers will be compensated by sharing specified percentages of premiums, and our reinsurers may pay us ceding commissions.

For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and $10 million due to any single occurrence under a policy and for losses in excess of $10 million up to $35 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection for single loss occurrences; our reinsurers are responsible between $1 million and $5 million of losses for a multiple loss occurrence.

Underwriting

We produce all of our business through our partner agents, and select our partner agents based on a shared underwriting philosophy. Our underwriting strategy focuses on strict control of underwriting, pricing, coverage, partner agent relationships and customer segmentation. Our primary underwriting goal is to achieve an underwriting profit.

Our underwriting philosophy has five components:

•	We carefully scrutinize prospective partner agents. We contract only with agents that we believe have strong reputations and significant specialized knowledge of the market they serve. Our partner agents possess extensive knowledge in their specialties. We grant partner agents program exclusivity so that partner agents do not market against each other. Partner agents are required to have the ability to expand their operations, have resources dedicated to selected programs and maintain minimum revenue levels.

•	We maintain strict control of our underwriting process. Our underwriters work with each partner agent to develop specific underwriting strategies, pricing structure, acceptable coverage and initial customer requirements. Senior underwriting personnel experienced in specialty classes, pricing, coverage and multiple lines of business along with actuarial, claims and systems personnel form a program team to work with each partner agent. In addition, we develop a specific underwriting strategy for each customer segment. Each customer segment includes a demographic study of the number of prospective customers available, as well as the number of customers each partner agent expects to provide to us. We also create eligibility guidelines, which include size requirements for each account within the customer segment, acceptability for loss history, financial and ownership stability and adherence to loss prevention and safety practices. Ineligible operations are identified and eliminated from the customer segment.

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

•	We have established a partner agent advisory process. Our partner agents have input on new programs and territorial assignments. This enables us to work with our partner agents to avoid channel conflicts and promote the growth of profitable programs.

•	We utilize a centralized policy processing system to control data. As part of our infrastructure strategy, we implemented our technology plans for policy administration which allows us to more efficiently quote, issue and manage insurance polices while controlling data from the first entry into the system. Our system provides transmission of account information from the retail agents to the partner agents and us. We are in the process of customizing the system for each partner agent and customer segment. The system allows our underwriters to provide approval of submissions at the point of entry using predetermined underwriting, pricing and coverage guidelines. Our underwriters oversee the underwriting process by having access to the system as the agents enter information and approve quotes. In selected circumstances, the system receives and approves online quotes with minimal underwriter intervention, based on predetermined underwriting criteria. Data used to underwrite risk and to handle claims is controlled by us rather than controlled by agents, third party administrators or other intermediaries.

•	We have audit and operational review processes. Our audits focus on rate adequacy, line of business analysis, and authority and compliance guidelines. Our program reviews focus on premium volume and profitability of our individual partner agents and is led by our program teams.

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

Information Technology

We utilize an Internet-based technology system that allows our program teams and partner agents to control underwriting, policy issuance and claims administration. We believe that this centralized system will help us to reduce high processing costs and eliminate duplication of data.

Historically, various parties to an insurance contract have stored data relating to the same transaction in their proprietary systems. As a result, we believe they have been unable to effectively integrate this information, which has resulted in difficulties with resolving disputes. Our objective is to use a system that provides a communication link with our partner agents and improve data communication throughout our company.

Investment Philosophy

Our investments are concentrated in highly liquid and highly rated instruments, primarily in fixed income securities, with reasonably short durations. Our portfolio of fixed maturities consists solely of investment grade bonds. We have no significant investment or industry concentrations. Our strategy considers liability durations and provides for unforeseen cash outflow needs. We use an external investment manager with significant assets under management and experience in insurance company portfolio requirements.

Competition

We compete with a large number of major U.S. and non-U.S. insurers such as AIG, CNA and ACE in our selected lines of business such as workers’ compensation, commercial automobile liability and general liability. We also face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies such as W.R. Berkley, Markel, Philadelphia, RLI, Arch, Meadowbrook, Argonaut, Zurich, Liberty Mutual Group, Navigators and James River. Finally, for our California workers’ compensation business, we face competition from the State Compensation Insurance Fund.

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

Employees

As of February 9, 2007, we had eighty-three full-time employees. Our future performance depends significantly on the continued service of our key personnel. None of our employees are covered by collective bargaining arrangements. We believe our employee relations are good.

Ratings

Our financial strength is regularly reviewed by independent rating agencies, who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements. We currently have a secure category rating of “B+” from A.M. Best.

Regulation

We develop our business through SUA Insurance Company, our wholly owned subsidiary. SUA Insurance Company is licensed to conduct insurance business in 43 states and the District of Columbia.

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

Regulation of Dividends and Other Payments from Our Operating Subsidiary.  We are a legal entity separate and distinct from our subsidiary. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, will be available dividends and other statutorily permitted payments, such as tax allocation payments and management and other fees, from our operating subsidiary. Our operating subsidiary is subject to various state statutory and regulatory restrictions, including regulatory restrictions that are imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income as determined in accordance with statutory accounting principals, or SAP, which differ from generally accepted accounting principles in the United States of America, or GAAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.

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

Illinois law further provides that no domestic insurer, which is a member of a holding company system, may pay any extraordinary dividend or make any other extraordinary distribution to its security holders until: (1) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment; or (2) the Director approves such payment within the 30-day period. Illinois law defines an extraordinary dividend or distribution as “any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the company’s own securities.”

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

Investment Regulation

Our operating subsidiary is subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2006, we believe our investments complied with such laws and regulations.

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

Credit for Reinsurance

A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (1) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (2) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

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

A certified act of terrorism is defined by the Extension Act as an act of terrorism, resulting in aggregate losses greater than $5 million through March 31, 2006, $50 million for the remainder of 2006, and $100 million in 2007. An act of terrorism is a loss that is violent or dangerous to human life, property or infrastructure, resulting in damage within the United State or its territories and possessions, or outside the United States in the case of a U.S. flagged vessel, air carrier or mission, committed by an individual or individuals acting on behalf of any foreign person or foreign interest in an effort to coerce the U.S. civilian population or influence the policy of or affect the U.S. government’s conduct by coercion. As with TRIA, we are currently unable to predict the extent to which the Extension Act may affect the demand for our products or the risks that may be available for us to consider underwriting. The extent to which coverage for acts of terrorism will be offered by the insurance and reinsurance markets in the future remain uncertain and we may or may not offer such coverage in the future.

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

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Courtney C. Smith	59	Chief Executive Officer, President and Chairman of the Board of Directors
Peter E. Jokiel	59	Executive Vice President, Chief Financial Officer, Treasurer and Director
Barry G. Cordeiro	60	Senior Vice President and Chief Information Officer
Gary J. Ferguson	63	Senior Vice President and Chief Claims Officer
Scott W. Goodreau	39	Senior Vice President, General Counsel, Administration and Corporate Relations, and Secretary
William S. Loder	58	Senior Vice President and Chief Underwriting Officer
Scott K. Charbonneau	47	Vice President and Chief Actuary
Daniel J. Rohan	50	Vice President and Controller

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

Barry G. Cordeiro.  Senior Vice President and Chief Information Officer. Mr. Cordeiro was appointed our Chief Information Officer in July 2005 and Vice President on August 9, 2005. Mr. Cordeiro has over 20 years of experience in programming, developing and managing software and hardware for various businesses, including significant experience in the insurance industry. From 2003 to 2005, Mr. Cordeiro served as President of Chicago Financial Technology and from 1999-2001, Mr. Cordeiro served as Chief Information Officer and EVP of the eBusiness group of CNA Insurance.

Gary J. Ferguson.  Senior Vice President and Chief Claims Officer. Mr. Ferguson was appointed our Senior Vice President and Chief Claims Officer in December 2003. Mr. Ferguson has over 30 years of experience in the insurance industry. From February 2002 to July 2003, Mr. Ferguson was managing director responsible for claims functions at TIG. From December 1997 to October 2001, Mr. Ferguson served as Senior Vice President for Zenith Insurance Company.

Scott W. Goodreau.  Senior Vice President, General Counsel, Administration & Corporate Relations and Secretary. Mr. Goodreau was appointed General Counsel on November 17, 2004 and Vice President Administration & Corporate Relations on March 8, 2005. From December 2003 until the completion of our public offering, Mr. Goodreau worked for us as an independent contractor. Before joining us, Mr. Goodreau worked as Vice President & General Counsel for AscendantOne, Inc., a business unit of Insurance Services Office, Inc. in the insurance technology field. Mr. Goodreau also worked as Executive Vice President and General Counsel of a real estate development company and as an associate at Cahill Gordon & Reindel in its corporate department. Mr. Goodreau is a graduate of Harvard Law School.

William S. Loder.  Senior Vice President and Chief Underwriting Officer. Mr. Loder was appointed as our Senior Vice President and Chief Underwriting Officer in December 2003. Mr. Loder has over 30 years of experience in the insurance industry. From July 2000 to July 2002, Mr. Loder worked for TIG, where he was responsible for corporate strategies, planning and company underwriting.

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

Daniel J. Rohan.  Vice President and Controller. Mr. Rohan became our Vice President and Controller on November 17, 2004 and became an executive officer at the end of 2006. Mr. Rohan has over 25 years of experience in accounting. From 1994 to 2002, Mr. Rohan served as Assistant Vice President of Insurance Reporting of CNA Insurance. Mr. Rohan has also served as Controller for Statewide Insurance Company and as a Consultant for Bankers Life and Casualty.

ITEM 1A.	RISK FACTORS

We believe the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, are material to an understanding of our company. Any of the following risks as well as other risks and uncertainties discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. Additional risks and uncertainties that we are unaware of, or that are currently deemed immaterial, also may become important factors that affect us.

We have a limited operating history. If we are unable to implement our business strategy or operate our business as we currently expect, our results may be adversely affected.

We effectively commenced operations with the closing of our initial public offering, but did not start to write insurance policies until the first quarter of 2005. The business of Potomac, our accounting predecessor, is not representative of, or comparable with, our primary business strategy. Businesses such as ours that are in their initial stages of development present substantial business and financial risks and may suffer significant losses. Additionally, we are still in the process of developing business relations, continuing to establish operating procedures, and implementing new systems. If we are unable to implement these actions in a timely manner, our results may be adversely affected.

We rely on a limited number of partner agents, one of which accounts for a substantial portion of business written. Our failure to recruit and retain partner agents could materially adversely affect our results. Our transition of our partner agents’ business may significantly delay our ability to generate revenue.

We have only six partner agents. We hope to enter into additional agent relationships in the future. Our ability to recruit and retain partner agents may be negatively impacted by certain aspects of our business model, including our requirement that partner agents defer and make contingent a portion of their agency commissions and purchase, or commit to purchase, shares of our Class B Common Stock. Our ability to add new partner agents may be limited by our level of capital. In addition, due to our limited number of partner agents, a lack of premium production from any one partner agent may adversely affect our business. Similarly, a reliance on any one partner agent to produce premium may adversely affect our business. For the year ended December 31, 2006, our partner agent Risk Transfer Holdings, or RTH produced approximately 53% of our total gross written premiums. Any deterioration of our relationship with RTH or decrease in RTH’s production could materially adversely affect our results in future periods.

We have received a secure category rating of “B+” (Good) from A.M. Best. A future downgrade in our ratings could affect our competitive position with customers, and our rating may put us at a disadvantage with higher-rated carriers.

Competition in the types of insurance business that we underwrite is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best Company, Inc., or A.M. Best, is generally considered to be a significant rating agency with respect to the evaluation of insurance companies. A.M. Best’s ratings are based on a quantitative evaluation of a company’s performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. Insurance ratings are used by customers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers.

We have received a secure category rating of “B+” (Good) from A.M. Best, which is the sixth highest of 15 rating levels and indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. The rating is not a recommendation to buy, sell or hold our securities. We cannot assure you that we will be able to maintain this rating. If we experience a significant ratings downgrade, we may experience a substantial loss of business as policyholders might purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.

Our rating may place us at a competitive disadvantage or cause us to incur additional expenses.

Certain financial institutions and banks require property owners with loans to be insured by insurers with at least an “A−” rating by A.M. Best. Certain other insureds choose to insure their own property and casualty risks only with such higher-rated insurers. Also, due to financial responsibility laws, some states and the federal government require certain regulated entities to purchase mandatory insurance from insurers holding a minimum of “A−” rating by A.M. Best. Some agents may be unwilling or unable to write certain lines of business such as property, long-tail liability lines and automobile liability with insurers that are not rated at least “A−” by A.M Best. We may seek to enter into fronting arrangements under which policies may be nominally written by a higher rated insurer to allow our partner agents to produce business in these lines, but there can be no assurances that these arrangements will be available at a reasonable price or acceptable to agents, and the cost of these arrangements will reduce our operating profit.

We may require additional capital in the future, which may not be available on favorable terms or at all.

We expect that our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. Maintaining adequate capital consistent with business objectives and regulatory requirements is critical to any insurer’s future, and particularly important to start-up companies such as ours. We believe that our current level of capital is sufficient, but would need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results. We continue to evaluate a variety of financing alternatives including the potential issuance of a trust preferred security that could provide capital for future growth. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, our common stockholder’s interest in our company could be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our current common stockholders. If we cannot obtain additional adequate capital, our business, financial condition and results of operations could be adversely affected.

Our business is heavily concentrated in California and Florida. If our premiums are reduced in these states in the future, it could have a material adverse effect on our business.

We currently write approximately 69% of our business in California and Florida. We may be unable to write in these states in the future due to regulatory prohibitions such as disapproval of policy forms and premium rates, inability to meet solvency standards or revocation of our licenses. We may also face competition that reduces our premiums in these states. A reduction in our premium volume in these states could have a material adverse effect on our business.

We may misevaluate the risks we seek to insure. If we misevaluate these risks, our business, reputation, financial condition and results of operations could be materially and adversely affected.

We were formed to provide commercial lines insurance to specialty program markets through our operating subsidiary. The market for commercial lines insurance to specialty programs differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for risks that do not fit the underwriting criteria of most standard carriers. Our success depends on the ability of our underwriters to accurately assess the risks associated with the businesses that we insure. Underwriting for specialty program lines requires us to make assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Such matters include, but are not limited to the effects of future inflation on our claim trends, future law changes in jurisdictions where we do business, judicial interpretations regarding policy coverage, the predictability and frequency of catastrophic events, and medical protocol changes. If we fail to adequately evaluate the risks to be insured, our business, financial condition and results of operations could be materially and adversely affected, since our claims experience could be significantly different than what we assumed in our pricing, resulting in reduced underwriting profits or underwriting losses.

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

We compete with a large number of other companies in our selected lines of business. We compete with major U.S. and non-U.S. insurers such as AIG, CNA, and ACE, that offer the lines of insurance that we offer and that target the same market as we do and utilize similar business strategies. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies such as W.R. Berkley, Markel, Philadelphia, RLI, Arch, Meadowbrook, Argonaut, Zurich, Liberty Mutual Group, Navigators and James River. Other newly formed and existing insurance companies also may be preparing to enter the same market segments in which we compete or raise new capital. Since we have limited operating history, our competitors have greater name and brand recognition than we have. Many of them also have greater financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we offer.

Our competitive position is based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We choose types and lines of businesses (such as tow trucks and workers’ compensation) that do not require “A” level A.M. Best ratings. We work with a limited number of partner agents which enable us to provide them with customized approaches to their business and give them long term (five years) exclusive arrangements. Our systems capability is designed for this type of business which enables us to change and adapt quicker to changes in the marketplace. Since we are a relatively new company, we may not be able to compete successfully on many, or any, of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

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

We must successfully receive approval of our rates and forms in order to issue policies in certain jurisdictions. A delay in our ability to receive timely approval could lead to a significant delay in our ability to generate revenues.

Our reliance on retail agents to market our products subjects us to their credit risk.

Our partner agents market our insurance products primarily through retail insurance agents. Our insureds pay premiums for insurance policies to a retail agent for payment to us. These premiums are considered to have been paid and, in most cases, the insured will no longer be liable to us for those amounts. Consequently, we assume a degree of credit risk associated with retail agents with respect to most of our insurance business. We receive business from many retail agents and are not able to determine the creditworthiness of all of them.

The availability of reinsurance that we use to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses that could adversely affect our financial condition and results of operations.

To limit our risk of loss, we use reinsurance. The availability and cost of reinsurance protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements, and we cannot assure you that we will be able to obtain, or in the future renew, adequate protection at cost-effective levels. For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and

$10 million due to any single occurrence under a policy and for losses in excess of $10 million up to $35 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection for single loss occurrences. For this business, our reinsurers are responsible between $1 million and $5 million of losses for a multiple loss occurrence.

As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance. Further, we are subject to credit risk with respect to our reinsurance arrangements because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure. Our failure to establish adequate reinsurance arrangements or the failure of our reinsurance arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations.

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

A significant amount of our invested assets is subject to market volatility, and we may be adversely affected by interest rate changes.

We invest the premiums we receive from customers and our investment portfolio initially consists of highly rated and liquid fixed income securities. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we classify substantially all of our invested assets as available for sale, changes in the market value of our securities will be reflected in our consolidated balance sheet. In addition, market fluctuations and market volatility will affect the value of our investment portfolio and could adversely affect our liquidity. Our investment results and, therefore, our financial condition may be impacted by changes in the financial condition of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

Our investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Because of the unpredictable nature of losses that may arise under insurance policies, our liquidity needs are substantial and may increase at any time. Increases in interest rates during periods when we sell investments to satisfy liquidity needs may result in losses. Changes in interest rates also could have an adverse effect on our investment income and results of operations and may expose us to prepayment risks on certain fixed income investments.

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

Illinois law provides that a domestic insurer which is a member of a holding company system may not pay any extraordinary dividend nor make any other extraordinary distribution to its security holders until 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment unless the Director approves such payment within the 30-day period. Illinois law defines an extraordinary dividend or distribution as “any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the company’s own securities.”

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. If we do not comply with these regulations, we may be subject to penalties, including fines, suspensions and withdrawals of licenses, which may adversely affect our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we do business or expect to do business, relate to, among other things:

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

For example, our operating subsidiary is subject to minimum capital and surplus requirements imposed by the laws of the jurisdictions in which it is licensed to transact an insurance business. As of December 31, 2006, the capital and surplus of our operating subsidiary was approximately $77 million. If our operating subsidiary does not maintain the required minimum capital and surplus of any jurisdiction in which it is licensed, it could be subject to regulatory action in such jurisdiction, including, but not limited to, the suspension or revocation of its license to transact an insurance business in such jurisdiction. No jurisdiction in which our operating subsidiary is licensed has minimum capital and surplus requirements in excess of $35 million for the lines of insurance for which our operating subsidiary is licensed. Additionally, if our operating subsidiary does not maintain the required minimum capital and surplus for Illinois, its state of domicile (which currently is $2.5 million), it could be placed into receivership in Illinois. Also, any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our operating subsidiary, which we may not be able to do.

Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. We base some of our practices on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. These actions could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

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

We are incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision that authorizes our board of directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion and other rights as our board of directors may fix and without further stockholder action. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This can frustrate a change in the composition of our board of directors, which could result in entrenchment of current management. Takeover attempts generally include offering stockholders a premium for their stock. Therefore, preventing a takeover attempt may cause our stockholders to lose an opportunity to sell your shares at a premium. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

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

We lease our headquarters in Chicago, Illinois. Our headquarters have approximately 34,004 square feet and our lease expires in 2020. We believe that our facility will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on our financial position and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock.  Our shares of Common Stock trade on the Nasdaq National Market under the symbol “SUAI.” The following table sets forth the high and low sales price of our shares of Common Stock on the Nasdaq

National Market for the periods presented. Our shares of Common Stock began trading on the Nasdaq National Market on November 23, 2004.

Period	High	Low

2006
First Quarter	$6.80	$5.90
Second Quarter	$6.87	$6.18
Third Quarter	$8.95	$6.39
Fourth Quarter	$10.38	$8.32
2005
First Quarter	$10.27	$8.92
Second Quarter	$9.11	$7.55
Third Quarter	$10.25	$8.06
Fourth Quarter	$8.25	$5.95
2004
November 23, 2004 through December 31, 2004	$9.69	$9.25

As of March 1, 2007, there were approximately 725 beneficial owners of our Common Stock and six beneficial owners of our Class B Common Stock.

We never have paid or declared any cash dividends on our Common Stock and have no plans to do so in the foreseeable future. We currently intend to retain future earnings to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements and such other factors as our board of directors may, in its discretion, consider relevant.

Repurchases of Common Stock.  We have not repurchased any of our common stock and we have no plans to do so in the foreseeable future.

Our equity compensation plan information is included in Item 12, which is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor
	Year Ended December 31,
	2006	2005	2004
	(In thousands, except for per share data)

Results of operations
Earned premiums	$110,891	$26,611	$—
Net investment income	6,087	3,558	278
Net realized gain/(loss)	275	(4)	2
Total revenues	117,253	30,165	280
Net income (loss)	8,408	(17,996)	(8,155)

Net income (loss) per share
Basic	$.55	$(1.22)	$(4.59)
Diluted	$.55	$(1.22)	$(4.59)

	Predecessor
	Period from
	January 1
	to November 23,	Year Ended December 31,
	2004	2003	2002
	(In thousands, except for per share data)

Results of operations
Earned premiums	$—	$9,961	$13,518
Net investment income	1,329	2,128	1,580
Total revenues	1,719	11,941	15,915
Net income (loss)	650	1,359	3,721

	Successor
	As of December 31,
	2006	2005	2004
	(In thousands, except per share data)

Financial condition
Investments	$164,058	$102,991	$97,835
Total assets	363,297	277,163	217,231
Total liabilities	249,315	176,348	98,301
Shareholders’ equity	113,982	100,815	118,930

Book value data
Book value per share	$7.42	$6.76	$8.09
Tangible book value per share	$6.72	$6.04	$7.36

	Predecessor
	As of December 31,
	2003	2002
	(In thousands, except per share data)

Financial condition
Investments	$49,113	$30,087
Total assets	204,355	246,255
Total liabilities	161,850	205,084
Shareholders’ equity	42,505	41,171

The following table includes the loss development history of loss and loss adjustment expense reserves of Specialty Underwriters’ Alliance, Inc. for business generated subsequent to its acquisition of Potomac Insurance Company of Illinois on November 23, 2004. The Company commenced its operations in 2005.

	Successor (Specialty Underwriters’ Alliance Inc.)
($000)	Year Ended December 31,
Y/E 12/31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJ. EXP
GROSS LIABILITY	—	—	—	—	—	—	—	—	—	18,134	69,608
REINSURANCE RECOVERABLE	—	—	—	—	—	—	—	—	—	2,261	9,384
NET LIABILITY	—	—	—	—	—	—	—	—	—	15,873	60,224
DISCOUNT (IN NET LIABILITIES)	—	—	—	—	—	—	—	—	—	192	1,016
NET LIABILITY (UNDISCOUNTED)	—	—	—	—	—	—	—	—	—	16,065	61,240

Successor (Specialty Underwriters’ Alliance Inc.)
($000)	Year Ended December 31,
Y/E 12/31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

CUMULATIVE PAID AS OF:
1 YEAR LATER	—	—	—	—	—	—	—	—	—	5,334
2 YEARS LATER	—	—	—	—	—	—	—	—	—
3 YEARS LATER	—	—	—	—	—	—	—	—
4 YEARS LATER	—	—	—	—	—	—	—
5 YEARS LATER	—	—	—	—	—	—
6 YEARS LATER	—	—	—	—	—
7 YEARS LATER	—	—	—	—
8 YEARS LATER	—	—	—
9 YEARS LATER	—	—
10 YEARS LATER	—

Successor (Specialty Underwriters’ Alliance Inc.)
($000)	Year Ended December 31,
Y/E 12/31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

RE-ESTIMATED LIABILITY AS OF:
END OF YEAR	—	—	—	—	—	—	—	—	—	16,065	61,240
1 YEAR LATER	—	—	—	—	—	—	—	—	—	15,176
2 YEARS LATER	—	—	—	—	—	—	—	—	—
3 YEARS LATER	—	—	—	—	—	—	—	—
4 YEARS LATER	—	—	—	—	—	—	—
5 YEARS LATER	—	—	—	—	—	—
6 YEARS LATER	—	—	—	—	—
7 YEARS LATER	—	—	—	—
8 YEARS LATER	—	—	—
9 YEARS LATER	—	—
10 YEARS LATER	—
RED (DEF) Dec 2004	—	—	—	—	—	—	—	—	—	889
% REDUNDANCY (DEFICIENCY) REPORTED AS OF:
1 YEAR LATER	—	—	—	—	—	—	—	—	—	6
2 YEARS LATER	—	—	—	—	—	—	—	—	—
3 YEARS LATER	—	—	—	—	—	—	—	—
4 YEARS LATER	—	—	—	—	—	—	—
5 YEARS LATER	—	—	—	—	—	—
6 YEARS LATER	—	—	—	—	—
7 YEARS LATER	—	—	—	—
8 YEARS LATER	—	—	—
9 YEARS LATER	—	—
10 YEARS LATER	—

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

Direct Basis ($000)	Predecessor (Potomac) Year Ended December 31,
Y/E 12/31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJ. EXP	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592
CUMULATIVE PAID AS OF:
1 YEAR LATER	53,647	62,659	81,545	98,963	86,980	76,958	58,815	40,169	26,653	14,943
2 YEARS LATER	84,611	108,284	128,261	163,656	170,546	134,008	98,730	66,724	41,596
3 YEARS LATER	112,193	131,940	163,498	220,344	227,597	172,991	125,152	81,654
4 YEARS LATER	124,855	151,753	191,357	261,115	266,579	199,328	140,077
5 YEARS LATER	135,029	166,365	212,314	291,524	292,916	214,222
6 YEARS LATER	143,667	176,712	224,957	311,462	307,810
7 YEARS LATER	148,722	183,164	236,584	323,427
8 YEARS LATER	153,115	188,880	243,202
9 YEARS LATER	156,013	192,902
10 YEARS LATER	158,842

	Predecessor (Potomac) Year Ended December 31,
Direct Basis ($000) Y/E 12/31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

RE-ESTIMATED LIABILITY AS OF:
END OF YEAR	115,880	131,700	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592
1 YEAR LATER	118,878	145,067	211,516	326,426	326,203	247,629	198,858	136,237	113,389	86,535
2 YEARS LATER	127,693	184,404	272,353	359,245	320,706	270,997	194,561	153,388	113,189
3 YEARS LATER	158,274	222,057	279,420	350,765	344,771	267,512	211,738	153,173
4 YEARS LATER	181,078	221,608	266,482	366,736	342,982	284,706	211,459
5 YEARS LATER	179,581	209,018	273,463	371,520	358,428	284,433
6 YEARS LATER	168,994	212,266	273,308	384,034	358,264
7 YEARS LATER	169,519	211,532	282,360	382,001
8 YEARS LATER	171,203	217,864	276,265
9 YEARS LATER	175,067	207,965
10 YEARS LATER	164,539
RED (DEF) Dec 2004	(48,659)	(76,266)	(116,021)	(146,625)	(60,856)	(29,305)	(35,391)	(12,631)	(16,993)	201	—
% REDUNDANCY (DEFICIENCY) REPORTED AS OF:
1 YEAR LATER	(3)	(10)	(32)	(39)	(10)	3	(13)	3	(18)	—
2 YEARS LATER	(10)	(40)	(70)	(53)	(8)	(6)	(11)	(9)	(18)
3 YEARS LATER	(37)	(69)	(74)	(49)	(16)	(5)	(20)	(9)
4 YEARS LATER	(56)	(68)	(66)	(56)	(15)	(12)	(20)
5 YEARS LATER	(55)	(59)	(71)	(58)	(21)	(11)
6 YEARS LATER	(46)	(61)	(71)	(63)	(20)
7 YEARS LATER	(46)	(61)	(76)	(62)
8 YEARS LATER	(48)	(65)	(72)
9 YEARS LATER	(51)	(58)
10 YEARS LATER	(42)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The historical results of Potomac, our accounting predecessor, reflect Potomac’s operations as a member of the OneBeacon Insurance Company, or OneBeacon, inter-company pooling arrangement, or Pool, under which Potomac ceded all of its insurance business into the Pool and assumed 0.5% of the Pool’s insurance business. On April 1, 2004, effective January 1, 2004, Potomac ceased its participation in the Pool and entered into reinsurance agreements whereby it ceded all of its business to OneBeacon. As a result, Potomac did not, and will not share in any favorable or unfavorable development of prior losses recorded by it or the Pool after January 1, 2004, unless OneBeacon fails to perform on its reinsurance obligations.

On January 1, 2005 we commenced our insurance operations.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2006, 2005 and 2004, respectively:

				Percentage
				Change
	Year Ended December 31,			2006 vs.
	2006	2005	2004	2005
		(Dollars in millions)

Results of operations
Gross written premiums	$153.2	$90.6	$—	69.1%
Net written premiums	142.1	85.2	—	66.8%
Earned premiums	110.9	26.6	—	316.9%
Net investment income	6.1	3.6	0.3	69.4%
Net realized gain (loss)	$0.3	—	—	*
Total revenues	$117.3	$30.2	$0.3	288.4%
Net loss and loss adjustment expense	$62.7	$19.1	$—	228.3%
Amortization of deferred acquisition costs	25.6	6.1	—	319.7%
Service company fees	—	8.8	4.6	*
Other operating expenses	20.3	14.2	3.8	43.0%
Total expenses	$108.6	$48.2	$8.4	125.3%
Pre-tax income	$8.7	$(18.0)	$(8.1)	*
Federal income tax (expense)	(0.3)	—	—	*
Net income (loss)	$8.4	$(18.0)	$(8.1)	*
Net income(loss) per share
Basic and diluted	$0.55	$(1.22)	$(4.59)	*
Average common shares outstanding (basic and diluted)	15,211	14,774	1,779	*

*	Not meaningful

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

In 2006, we moved beyond the early stages of developing our operations. Insurance revenues and investment income were sufficient to absorb the company’s operating expenses, operating profits resulted and we began realizing benefits of tax losses generated in earlier years. In addition, our expense levels were more proportional to our earned premium.

Net income for the year ended December 31, 2006 was $8.4 million, compared to a net loss for the year ended December 31, 2005 of $18.0 million. Earnings per share for 2006 was $0.55 versus a net loss per share of $1.22 for 2005.

Gross written premiums increased 69.1% from $90.6 million for 2005 to $153.2 million for 2006.

Earned premiums grew 316.9% to $110.9 million for 2006 compared to $26.6 million for 2005. Premiums are earned ratably over the terms of our insurance policies, which is generally 12 months.

Net investment income was $6.1 million for 2006 versus $3.6 million for 2005. The increase in net investment income reflects a significant growth in our cash and invested assets from $108.3 million at December 31, 2005 to $166.4 million at December 31, 2006. The net investment yield for average invested assets for 2006 was 4.6%. For 2005, the net investment yield on average invested assets was 3.5%. Realized gains were $0.3 million in 2006 and $0 million in 2005.

Loss and loss adjustment expenses were $62.7 million for the year ended December 31, 2006, compared to $19.1 million for the year ended December 31, 2005. Amortization of deferred acquisition costs was $25.6 million for the year ended December 31, 2006, compared to amortization of deferred acquisitions costs of $6.1 million for the year ended December 31, 2005. The increase in loss and loss adjustment expenses and amortization of deferred acquisition costs was driven by an increase in earned premium from 2005 to 2006.

Other operating expenses were $20.3 million for the year ended December 31, 2006, which consisted of salaries and benefit costs of $6.1 million (excluding $4.4 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $4.2 million of professional and consulting fees, $2.6 million of depreciation and amortization and $7.4 million of other expenses. For the year ended December 31, 2005, other operating expenses were $14.2 million, comprised of salaries and benefit costs of $5.2 million (excluding $2.9 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $3.0 million of professional and consulting fees, $1.8 million of depreciation and amortization and $4.2 million of other expenses. Other operating expenses for 2006 also included $1.1 million associated with our stock option program. This expense represents a change in our accounting policy through the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, whereby we recognize compensation expense for stock options. Prior to the first quarter of 2006 we followed the accounting principles under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. For 2006, we did not incur any service company fees because we terminated our service company contract effective December 31, 2005. In 2005, we incurred $8.8 million of service company fees. We have assumed the responsibilities previously provided by our service company, which expenses are included in other operating expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.

Tax expense of $0.3 million for the year ended December 31, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets, which consist primarily of tax loss carryforwards. We did not incur tax expense in 2005 because we had a net loss for the year.

Premium breakdown by partner agent was as follows:

	2006		2005
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(Dollars in millions)

Risk Transfer Holdings, Inc.	$81.4	53.1%	$50.1	55.3%
American Team Managers	31.7	20.7%	22.1	24.4%
AEON Insurance Group, Inc.	21.8	14.2%	11.0	12.1%
Appalachian Underwriters, Inc.	14.5	9.5%	0.4	0.5%
Specialty Risk Solutions, LLC	2.0	1.3%	7.0	7.7%
American Patriot Insurance Agency, Inc.	1.5	1.0%	—	—%
Other	0.3	0.2%	—	—%

Total	$153.2	100.0%	$90.6	100.0%

Although more diversified in 2006 than in 2005, our premiums in 2006 were primarily concentrated in Florida and California. Florida approved a rate decrease of 15.7% effective January 1, 2007. California approved rate decreases of 29.2% for 2006 and 9.5% for 2007. These decreases were in response to an improvement in loss experience caused by recent workers’ compensation reforms. Given the recent reforms, we still believe that Florida and California are attractive workers’ compensation markets. However, future experience may lead us to conclude otherwise. Our gross written premiums for 2006 and 2005 by state were as follows:

	2006		2005
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(Dollars in millions)

Florida	$58.5	38.2%	$38.6	42.6%
California	47.4	30.9%	35.7	39.4%
Other States	47.3	30.9%	16.3	18.0%

Total	$153.2	100.0%	$90.6	100.0%

Although more diversified in 2006 than in 2005, our business written for the year ended December 31, 2006 was heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the years ended December 31, 2006 and 2005 were as follows:

	2006		2005
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(Dollars in millions)

Workers’ compensation	$89.3	58.3%	$62.3	68.8%
General liability	35.8	23.4%	10.7	11.8%
Commercial automobile	25.5	16.6%	9.4	10.4%
All other	2.6	1.7%	8.2	9.0%

Total	$153.2	100.0%	$90.6	100.0%

Our workers’ compensation business was impacted by rate decreases in Florida and California and could be further impacted by future decreases in these states and others.

Our net loss and loss adjustment expense ratio has improved for the year ended December 31, 2006 compared to the year ended December 31, 2005. For 2006, our loss and loss adjustment expense ratio was 57.2% on a direct basis (before reinsurance) and 56.5% on a net basis (after reinsurance). We experienced favorable prior year loss development of $0.9 million. For 2005, our loss and loss adjustment expense ratio was 66.7% on a direct basis and 71.8% on a net basis. The improved loss and loss adjustment expense ratio in 2006 reflects more favorable terms under our reinsurance contracts, as well as our adherence to conservative pricing and underwriting and an improved unallocated loss adjustment expense ratio arising from increased earned premium. Our ratio of all other expenses to gross written premiums also improved due to increased premiums. The table below provides key operating statistics and ratios:

	For the Year Ended
	December 31,
	2006	2005

Gross premiums written	$153.2	$90.6
Net premiums earned	$110.9	$26.6
Net loss and loss adjustment expense ratio	56.5%	71.8%
Ratio of amortization of deferred acquisition expense to earned premiums	23.1%	23.0%
Ratio of all other expenses to gross written premiums	13.2%	25.3%

Our direct loss and loss adjustment expense ratios by statutory line of business for 2006 and 2005 were as follows:

	Loss and Loss Adjustment
	Expense Ratio
	2006	2005

General liability	45.0%	43.6%
Workers’ compensation	56.6%	69.0%
Commercial automobile	76.6%	69.7%
All other	78.2%	84.8%

Total	57.2%	66.7%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and for Potomac Insurance Company of Illinois (Predecessor) for the Period from January 1, 2004 to November 23, 2004

In 2004, we completed our acquisition of Potomac and our IPO. During the early stages of development, insurance revenues and investment income were not sufficient to absorb our operating expenses and operating losses resulted. Further, the benefits of tax losses generated would not be recognized until our operating results produced sufficient taxable income. In addition, due to the lower than expected premium volume in 2005, our expense levels were disproportionate to our earned premium.

We reported a net loss of $18.0 million for the year ended December 31, 2005, compared to a net loss of $8.1 million for the year ended December 31, 2004. The net loss in 2005 was attributable to lower than expected premium volume in our first year of operations, whereas the net loss in 2004 was the result of our incurring start-up costs while not recording any operating revenues.

Total revenues for the year ended December 31, 2005 consisted of earned premium of $26.6 million and investment income of $3.6 million. For the year ended December 31, 2004, revenue consisted solely of investment income of $0.3 million earned on capital from our initial funding date of November 23, 2004 through December 31, 2004.

For 2005, total expenses were $48.2 million, consisting of loss and loss adjustment expense of $19.1 million, amortization of deferred policy acquisition costs of $6.1 million, service company fees of $8.8 million and other operating expenses of $14.2 million. We were still in early stages of developing our operations and introducing our products through our partner agents to the insurance marketplace. Insurance revenues and investment income were not sufficient to absorb our operating expenses and operating losses resulted. Further, the benefits of tax losses generated would not be recognized until our operating results produced sufficient taxable income. Other operating expenses consisted of $5.2 million of salaries and benefit costs (excluding $2.9 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $3.0 million of professional and consulting fees, $1.8 million of depreciation and amortization and $4.2 million of other expenses. Total expenses for 2004 consisted of service company fees of $4.6 million and other operating expenses of $3.8 million, reflecting start-up costs for our insurance operations.

For 2005, our net loss and loss adjustment expense ratio was 5.1% higher than our direct loss ratio because we paid minimum premiums to reinsurers that were in excess of the actual premiums expected when the reinsurance was originally priced. Further, our loss experience in the excess layers reinsured (typically losses above $1 million) was better than the loss experience in the lower layers retained by us. Our direct and net loss and loss adjustment expense ratio also was negatively affected by the level of the unallocated loss adjustment expense ratio, which was 7.5% on a direct basis and 9.0% on a net basis. This high level of unallocated loss adjustment expense was due to lower than expected premium volume, while having to incur the costs necessary to build a claim infrastructure and management process.

Potomac’s pre-tax income was $1.0 million for the period from January 1, 2004 through November 23, 2004. As of January 1, 2004, Potomac ceased its participation in the Pool. As a result, net written premiums, net earned premiums, losses and underwriting expenses for the period from January 1, 2004 through November 23, 2004 were zero.

Liquidity and Capital Resources

We are organized as a holding company and, as such, have no direct operations of our own. Our assets consist primarily of investments in our subsidiary, through which we conduct substantially all of our insurance operations.

As a holding company, we have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations come primarily from dividends and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to pay dividends or make other payments to us is limited by the applicable laws and regulations of Illinois. See “Business — Regulation” for more information.

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Cash and cash equivalents provided by (used in)
Operating activities	$60.3	$8.4	$(8.0)
Investing activities	(66.4)	(13.6)	(110.0)
Financing activities	3.1	1.5	126.7

Change in cash and cash equivalents	$(3.0)	$(3.7)	$8.8

For the year ended December 31, 2006 net cash from operating activities was $60.3, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $8.4 million for the year ended December 31, 2005, which also consisted principally of premium and deposit collections exceeding losses and expenses paid out. The increase in net cash provided by operating activities reflects the growth in our premium cash receipts for 2006 compared to 2005 which exceeded the growth in cash disbursed for operating expenses and losses and loss adjustment expenses. Our insurance operations commenced in early 2005 and as a result cash flows were negative for the majority of 2005 and first became positive in the fourth quarter of 2005. For the year ended December 31, 2004, our increase in cash was $8.8 million. Cash used for operating activities during the period from January 1, 2004 to December 31, 2004 totaled $8.0 million and was primarily related to our initial start-up costs.

Cash used for investment activities was $66.4 million for the year ended December 31, 2006, principally representing purchases of investments and additions to equipment and capitalized software. For the year ended December 31, 2005, cash used in investment activities was $13.6 million also principally representing increases in investments and additions to equipment and capitalized software. Net cash used for investment activities during the twelve month period ended December 31, 2004 totaled $110.0 million and was primarily related to the acquisition of Potomac and subsequent purchases of investments with the proceeds from our initial public offering.

We had cash flows from financing activities of $3.1 million from sales of Class B Common Stock to partner agents for the year ended December 31, 2006. For the year ended December 31, 2005, cash flows from financing activities from sales of Class B Common Stock to partner agents was $1.5 million. For the year ended December 31, 2004, cash from financing activities was provided from the net proceeds of our initial public offering of $123.5 million and $3.2 million from term loans.

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

During 2004, Potomac declared and paid $18.6 million in cash dividends and capital distributions and distributed $13.3 million of net assets to OneBeacon.

Fixed Maturity Investments

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

The aggregate fair market value of our fixed maturity investments at December 31, 2006 was $144.5 million, compared to amortized cost of $145.6 million. This amount compares to the aggregate fair market value of our fixed maturity investments of $94.1 million compared to amortized cost of $95.8 million, as of December 31, 2005.

Capital Requirements

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

Insurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We have capitalized our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Higher financial ratings would enable us to write more business. Maintaining adequate capital consistent with business objectives is critical to any insurer’s future, and particularly important to start-up companies such as ours. We believe that our current level of capital is sufficient, but would need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results. We are presently evaluating a variety of financing alternatives that could provide capital for future growth.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2006:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Table of Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(Dollars in thousands)

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	8,758	353	1,155	1,252	5,998
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Loss & Loss Adjustment Expense Reserves — SUA Insurance Company	69,608	18,531	22,269	9,535	19,273
Loss & Loss Adjustment Expense Reserves — Potomac Insurance Company of Illinois(1)	71,592	19,254	27,732	15,215	9,391

Total Loss & Loss Adjustment Expense Reserves	141,200	37,785	50,001	24,750	28,664

Total Contractual Obligations	$149,958	$38,138	$51,156	$26,002	$34,662

(1)	On November 23, 2004, Specialty Underwriters’ Alliance, Inc. acquired Potomac and subsequently renamed the company SUA Insurance Company. Prior to the acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon, whereby all of its liabilities existing as of the acquisition, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon. We will not experience any gains or losses with respect to such legacy policies unless OneBeacon fails to honor its reinsurance obligation. To date, OneBeacon continues to handle, adjudicate and pay all claims that have arisen from such legacy policies.

For purposes of this table:

•	“Long-Term Debt Obligation” means: (i) a payment obligation (included in the Company’s consolidated financial statements) under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations,” (March 1981), as may be modified or supplemented, and (ii) interest payment obligations related to such long-term borrowings.

•	“Capital Lease Obligation” means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented.

•	“Operating Lease Obligation” means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (November 1976), as may be modified or supplemented. All operating lease obligations are for facilities.

•	“Purchase Obligation” means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. This table does not include our accounts payable reflected in our audited consolidated balance sheet data that are included in our consolidated financial statements contained elsewhere in this report.

•	“Loss & Loss Adjustment Expense Reserves” do not have a contractual maturity date and as discussed herein are subject to change due to a wide variety of factors and cannot be predicted with certainty. Actual future loss payments may differ materially from the current estimates shown in the table above.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with generally accepted accounting principals in the United States of America, or GAAP. The financial statements presented herein include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.

Premium Income

Net premiums written consist of direct premiums written less ceded premiums. The components of net premiums written are recognized as revenue over the period that coverage is provided. When premium rates increase, the effect of those increases will not immediately affect earned premium. Rather, those increases will be recognized ratably over the period of coverage. Unearned premiums and prepaid reinsurance premiums, which are recorded on the balance sheets, will represent that portion of premiums written that are applicable to the unexpired terms of policies in force. Certain policies are subject to adjustment based on changes in exposure units over the period of coverage, such as payroll increases/decreases and changes in risk classifications and therefore the direct written premiums are estimated during the policies term until final audit of the policy occurs.

Investments

We have classified all fixed maturity investment securities upon acquisition as available-for-sale securities. Available-for-sale fixed maturities securities are reported at fair value. Short-term investments are recorded at cost.

We use quoted market prices in determining the fair value of fixed maturities and short-term investments in most cases. Where quoted market prices are unavailable, we base the estimate on recent trading. Unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation is reported as a component of other comprehensive income.

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

Deferred Policy Acquisition Costs

We establish an asset for deferred policy acquisition costs such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our lines of business. Deferred policy acquisition costs will be amortized over the period of coverage of the policies written which is 12 months. We assess the recoverability of deferred policy acquisition costs. Deferred policy acquisition costs are limited to the estimated amounts recoverable from future income after providing for losses and expenses included in future income that are expected to be incurred, based upon historical and current experience. If such costs are estimated to be unrecoverable, they will be expensed. Judgments as to ultimate recoverability of such deferred policy acquisition costs are highly dependent on future estimates of loss costs associated with unearned premium. The process of establishing loss reserves is complex and judgmental, as it must take into consideration many variables that are subject to the outcome of future events. Due to our limited operating history, there have been no historical changes in the recoverability of our deferred policy acquisition costs. We do not believe that any reasonably likely change in our loss development will affect the recoverability of deferred policy acquisition costs. See “Losses, Claims and Settlement Expenses.”

At December 31, 2006, deferred policy acquisition costs were fully recoverable.

Intangible Assets

We recorded an indefinite-life intangible asset for the value of insurance licenses acquired in connection with the acquisition of Potomac. Indefinite-lived intangible assets are not subject to amortization. If the aggregate fair value of insurance licenses declines to an amount less than their book value, impairment will be recorded as a realized loss.

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

The estimate of these reserves is subjective and complex and requires us to make estimates about the future payout of claims, which is inherently uncertain. We establish and adjust reserves based on our knowledge of the circumstances and facts of claims. Upon notice of a claim, we establish a Case Reserve for losses based on the claims information reported to us at that time. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our investigations of claims develop and as our claims personnel identify trends in claims activity, we refine and adjust our estimates of Case Reserves. When we establish reserves, we do so based on our knowledge of the circumstances and claim facts. We continually review our reserves, and as experience develops and additional information becomes known, we adjust the reserves. Such adjustments are recorded through operations in the period identified. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full and all salvage and subrogation claims are resolved.

Loss and LAE reserves, by line of business at December 31, 2006 and 2005 for our primary insurance operations were as follows:

	December 31, 2006			December 31, 2005
	Case	IBNR	Total	Case	IBNR	Total
			(Dollars in thousands)

Gross Reserves
Workers’ compensation	$13,026	$30,922	$43,948	$5,349	$7,596	$12,945
General liability	1,173	8,513	9,686	29	3,151	3,180
Auto liability	4,750	3,998	8,748	894	730	1,624
Other	2,613	4,613	7,226	206	179	385

SUA Insurance Company (SUA)	21,562	48,046	69,608	6,478	11,656	18,134
Potomac Insurance Company of Illinois(1)	59,132	12,460	71,592	70,409	16,327	86,736

Total gross reported loss and loss adjustment expense reserves	80,694	60,506	141,200	76,887	27,983	104,870

Ceded Reserves
SUA ceded reinsurance recoverables	2,221	7,163	9,384	774	1,487	2,261
Potomac Insurance Company of Illinois(1)	59,132	12,460	71,592	70,409	16,327	86,736

Total ceded loss and loss adjustment expense reserves	61,353	19,623	80,976	71,183	17,814	88,997

Total net loss and loss adjustment expense reserves	$19,341	$40,883	$60,224	$5,704	$10,169	$15,873

(1)	On November 23, 2004, Specialty Underwriters’ Alliance, Inc. acquired Potomac, and subsequently renamed the company SUA Insurance Company. Prior to the acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon, whereby all of its liabilities existing as of the acquisition, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon. We will not experience any gains or losses with respect to such legacy policies unless OneBeacon fails to honor its reinsurance obligation. To date, OneBeacon continues to handle, adjudicate and pay all claims that have arisen from such legacy policies.

Workers’ compensation

Workers’ compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year even though most claims are reported early. While certain characteristics, such as initial medical treatment or temporary wage replacement for the injured worker are known early on, some others are discovered over the course of several years, such as permanent partial injuries. In addition, some characteristics can run as long as the injured worker’s life, such as permanent disability benefits and ongoing medical care.

Examples of reserving factors for workers’ compensation include:

•	mortality trends of injured workers with lifetime benefits and medical treatment or dependents entitled to survivor benefits;

•	claim handling philosophies;

•	state workers’ compensation benefit laws and reform initiatives;

•	mix between indemnity and medical-type claims;

•	future wage and/or medical inflation; and

•	costs of medical treatments, including prescription drugs and underlying fee schedules, and use of preferred provider networks and other medical cost containment practices.

General liability

Our general liability product line is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. General liability reserves are comprised primarily of bodily injury and, to a lesser extent, property damage. Bodily injury claims arise from physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment. Property damage claims arise from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter.

Examples of reserving factors for general liability include:

•	claim handling philosophies;

•	policy provisions or court interpretations of such provisions;

•	legal environment, such as theories of liability, amount of jury awards, propensity to sue, statutes of limitations, tort law, and settlement patterns;

•	large losses resulting from individual accounts or unique occurrences;

•	subrogation potential; and

•	cost and type of medical treatments.

Commercial automobile liability

The commercial automobile product line is mostly liability coverage which is primarily long-tail coverage. Claims that arise early on pertain to auto physical damage (property) and property damage (liability). Claims that take longer to formalize and are more difficult to estimate relate to bodily injury.

Examples of reserving factors for commercial automobile liability include:

•	claim handling philosophies;

•	policy provisions or court interpretations of such provisions;

•	legal environment, such as theories of liability, amount of jury awards, propensity to sue, statutes of limitations, tort law, and settlement patterns;

•	large losses resulting from individual accounts or unique occurrences;

•	subrogation potential; and

•	cost and type of medical treatments.

Reserving Methodologies

Instead of any single method, we use a combination of various actuarial and analytical methods to estimate the amount of reserves for each line of business on the basis of historical, statistical and industry information. Primary methods that we utilize to determine our ultimate losses and loss adjustment expenses include:

•	Paid loss development methods use historical loss payments over discrete periods of time to estimate losses. Historical paid loss development methods assume that the ratio of losses paid to ultimate loss in one period to the ratio of losses paid to ultimate loss in earlier periods will remain reasonably consistent.

•	Incurred loss development methods assume that the ratio of losses in one period to losses in earlier periods will remain reasonably consistent in the future.

•	Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately to premiums. Expected loss ratios are typically developed based upon the information used in pricing, such as certain industry information and bureau analysis, and are multiplied by the total amount of premiums earned to calculate ultimate losses.

•	Bornhuetter-Ferguson paid and incurred loss development methods combine the expected loss ratio method with the traditional historical paid and incurred loss development methods.

Because we have a limited operating history, and thus have limited historical loss development data, we rely on methodologies that focus on utilizing industry information and pricing expectations, such as the Bornhuetter-Ferguson methods and the expected loss ratio methods. Methods that utilize historical data to project ultimate losses, such as the loss development methods, are calculated and reviewed but are less relied upon. IBNR reserves represent our best estimate of ultimate losses after subtracting case incurred loss and loss adjustment expenses.

Management meets with its actuaries and evaluates the methods and factors previously discussed affecting each line of business in determining its reserves. Management uses its discretion in considering these methods and factors without discretely measuring the impact of any factor. We do not believe that it is reasonably likely that any change or changes in any factor or combination of factors would result in a material adjustment to our reserves.

The estimation of ceded reinsurance loss and loss adjustment expense reserves will be subject to the same factors as the estimation of insurance loss and loss adjustment expense reserves.

The following table shows for SUA Insurance Company the recorded reserves and the high and low ends of the range of reasonable loss and LAE reserve estimates at December 31, 2006.

	Gross Reserves
	Low	Carried	High
	(Dollars in thousands)

Range of Estimates	$55,562		$80,939
Reserves		$69,608

We determined the range of reserve estimates by summing the high and low estimates of the various actuarial methods applied to each line of business. The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. The diversification effects result from the fact that losses across our different lines of business are not completely correlated. Although we believe our reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

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

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity portfolio:

			Estimated Fair	After Tax
		Assumed Change	Value After	Increase (Decrease)
	Fair Value	in Relevant	Change in	in Carrying
	at 12/31/06	Interest Rate	Interest Rate	Value
		(Dollars in thousands)

Total Investments	$164,058	100 bp decrease	$168,896	$4,838
		50 bp decrease	$166,537	$2,479
		50 bp increase	$161,437	$(2,621)
		100 bp increase	$158,744	$(5,314)

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

The portfolio of fixed maturities consisted solely of high quality bonds at December 31, 2006. The following table summarizes bond ratings at carrying value:

	As of December 31, 2006
		Percent of
Bond Ratings	Amount	Portfolio

U.S. Government and affiliated agency securities	$88,843	61.5%
AA rated	15,959	11.0%
A rated	39,718	27.5%

Total	$144,520	100.0%

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

Changes in Internal Control Over Financial Reporting.  There were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control Over Financial Reporting.  Our management, under the supervision of our principal executive officer and principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in SEC Rules 13a-15(f) and 15d-15(f). Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management including our principal executive officer and principal financial officer have concluded that the design and operation of our internal controls over financial reporting are effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our executive officers is disclosed in Part I under the caption “Executive Officers of the Registrant.” The information required by Item 10 as to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A. We are not aware of any family relationships between any director or executive officer.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Financial Statement Schedules

The consolidated financial statements and financial statement schedules of Specialty Underwriters’ Alliance, Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1.

3. Exhibits

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2004, between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.2	Amendment No. 1, dated May 4, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.3	Amendment No. 2, dated July 1, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.4	Amendment No. 3, dated July 13, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
2.5	Amendment No. 4, dated October 12, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

2.6		Amendment No. 5, dated November 16, 2004, to Stock Purchase Agreement between Registrant and OneBeacon Insurance Company (Incorporated by reference to Exhibit 2.6, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.1		Amended and Restated Senior Secured Note to the order of Friedman, Billings, Ramsey Group, Inc. for up to $2,000,000 (Incorporated by reference to Exhibit 4.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.2		Amended and Restated Subordinated Note to the order of Courtney C. Smith for up to $260,000 (Incorporated by reference to Exhibit 4.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.3		Amended and Restated Subordinated Note to the order of Peter E. Jokiel for up to $114,000 (Incorporated by reference to Exhibit 4.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.4		Amended and Restated Subordinated Note to the order of William S Loder for up to $45,000 (Incorporated by reference to Exhibit 4.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.5		Amended and Restated Subordinated Note to the order of Gary J. Ferguson for up to $31,000 (Incorporated by reference to Exhibit 4.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4.6		Amended and Restated Amended and Restated Senior Secured Note to the order of Standard American Insurance Limited for up to $1,450,000 (Incorporated by reference to Exhibit 4.6, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.7+	Warrant No. W-1 B issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.7, filed with the Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.8+	Warrant No. W-1 C issued to Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 4.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.9+	Warrant No. W-2 B issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.10+	Warrant No. W-2 C issued to Courtney C. Smith (Incorporated by reference to Exhibit 4.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.11+	Warrant No. W-3 B issued to Peter E. Jokiel (Incorporated by reference to Exhibit 4.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.12+	Warrant No. W-4 B issued to William S. Loder (Incorporated by reference to Exhibit 4.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.13+	Warrant No. W-5 B issued to Gary J. Ferguson (Incorporated by reference to Exhibit 4.13, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
4	.14+	Warrant No. W-6 issued to Standard American Insurance Limited (Incorporated by reference to Exhibit 4.14, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.1	Management and Administrative Services Agreement, dated November 1, 2003, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.1, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.2	Engagement letter, dated November 24, 2003 between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.2, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.3	Agreement, dated March 15, 2004, between the Registrant and Guy Carpenter & Company, Inc. (Incorporated by reference to Exhibit 10.1.3, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.4	Addendum I to the Management and Administrative Services Agreement, dated April 26, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.4, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.5+	Amended and Restated Stock Option Plan dated as of November 10, 2004 (Incorporated by reference to Exhibit 10.1.5, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.6	Addendum II to the Management and Administrative Services Agreement, dated June 10, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.6, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.7	First Amendment to Engagement Letter, dated June 24, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.7, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.8+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1.8, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.9+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.1.9, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.10+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and William S. Loder (Incorporated by reference to Exhibit 10.1.10, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.11+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.1.11, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.12	Amended and Restated Senior Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.13	Amended and Restated Subordinated Loan and Security Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.14	Amended and Restated Intercreditor and Subordination Agreement, dated July 23, 2004, among Friedman, Billings, Ramsey Group, Inc., Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.12, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.15	Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.16	Amended and Restated Securities Purchase Agreement, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.16, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.17	Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.18	Amended and Restated Securities Purchase Agreement, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.18, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.19	Software License Maintenance and Support Agreement, dated May 20, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.21, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.20	Master Software Sales and Services, Agreement (Americas), dated May 19, 2004, between the Registrant and SunGard Sherwood Systems (US), Inc. (Incorporated by reference to Exhibit 10.1.22, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.21+	Warrant Exchange Agreement, dated August 31, 2004, among the Registrant, Friedman, Billings, Ramsey Group, Inc., Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson (Incorporated by reference to Exhibit 10.1.23, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.22	Second Amendment to Engagement Letter, dated September 7, 2004, between the Registrant and MMC Securities Corp. (Incorporated by reference to Exhibit 10.1.24, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.23	Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.24	Promissory Note, dated September 30, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.26, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.25	Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.26	Promissory Note, dated August 16, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.28, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.27	Letter Agreement, dated September 15, 2004, between the Registrant and Syndicated Services Company, Inc. (Incorporated by reference to Exhibit 10.1.31, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.28	Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.29	Amended and Restated Securities Purchase Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.33, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.30	Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.34, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.31	Promissory Note, dated November 3, 2004, in favor of the Registrant (Incorporated by reference to Exhibit 10.1.35, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))

Exhibit
Number		Description

10	.1.32	First Amendment to Software License Maintenance and Support Agreement, dated October 13, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.36, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.33	Second Amendment to Software License Maintenance and Support Agreement, dated November 9, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.37, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.34	First Amendment to Amended and Restated Senior Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited and Registrant (Incorporated by reference to Exhibit 10.1.38, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.35	First Amendment to Amended and Restated Subordinated Loan and Security Agreement, dated November 11, 2004, among FBR, Standard American Insurance Limited, Registrant, Courtney C. Smith, Peter E. Jokiel, William S. Loder and Gary Ferguson. (Incorporated by reference to Exhibit 10.1.39, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.36	Form of Voting Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.37	Form of Registration Rights Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.38	Form of Stock Purchase Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.42, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.39	Third Amendment to the Software License and Maintenance and Support Agreement by and between ISO Strategic Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.1.43, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10	.1.40	Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.1.41	Amendment No. 1 to Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10	.1.42	Partner Agent Program Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.42 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.43	Securities Purchase Agreement dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.43 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.44	Partner Agent Program Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.44 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.45	Securities Purchase Agreement, dated October 11, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.45 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))

Exhibit
Number		Description

10	.1.46	First Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 10.1.46 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.47	Third Amendment to the Securities Purchase Agreement, dated October 21, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.47 with Specialty Underwriters’ Alliance. Inc.’s Registration Statement on Form S-1 (File No. 333-124263))
10	.1.48	Amendment No. 1 to the Partner Agent Program Agreement, dated December 13, 2005, between the Registrant and Appalachian Underwriters, Inc.
10	.1.49	Partner Agent Program Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.
10	.1.50	Securities Purchase Agreement, dated January 24, 2006, between the Registrant and American Patriot Insurance Agency, Inc.
10	.1.51	Amendment No. 2 to Partner Agent Program Agreement, dated March 20, 2006 between Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.1 with Specialty Underwriters’ Alliance. Inc.’s March 31, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.52	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — American Patriot Insurance Agency (Incorporated by reference to Exhibit 99.1 with Specialty Underwriters’ Alliance. Inc.’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.53	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — AEON Insurance Group, Inc (Incorporated by reference to Exhibit 99.2 with Specialty Underwriters’ Alliance. Inc.’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.54	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 99.3 with Specialty Underwriters’ Alliance. Inc.’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.55	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — Appalachian Underwriters, Inc. (Incorporated by reference to Exhibit 99.1 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.56	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 99.2 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.57	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 99.3 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.58	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — American Team Managers (Incorporated by reference to Exhibit 99.4 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.59	First Amendment to the Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Patriot Agency, Inc. (Incorporated by reference to Exhibit 99.5 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.60	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement — American Patriot Insurance Agency, Inc. (Incorporated by reference to Exhibit 99.6 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.61	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and Risk Transfer Holdings Inc. (Incorporated by reference to Exhibit 99.7 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))

Exhibit
Number		Description

10	.1.62	First Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and American Team Managers (Incorporated by reference to Exhibit 99.8 with Specialty Underwriters’ Alliance. Inc.’s September 30, 2006 Quarterly Report on Form 10-Q (File No. 333-124263))
10	.1.63*	Third Amendment to the Amended and Restated Securities Purchase Agreement between Specialty Underwriters’ Alliance, Inc. and Appalachian Underwriters, Inc.
14.1		Code of Ethics of Specialty Underwriters’ Alliance, Inc. (Incorporated by reference to Exhibit 14.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
21.1		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
23	.1*	Consent of PricewaterhouseCoopers LLP with respect to Registrant.
23	.2*	Consent of PricewaterhouseCoopers LLP with respect to Registrant.
31	.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page No.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2006 and December 31, 2005	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) of Specialty Underwriters’ Alliance, Inc. (Successor) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004
F-6
Consolidated Statement of Stockholders’ Equity of Specialty Underwriters’ Alliance, Inc. (Successor) as of December 31, 2006 and December 31, 2005	F-7
Consolidated Statements of Cash Flows for Specialty Underwriters’ Alliance, Inc. (Successor) for the years ended December 31, 2006, December 31, 2005, and December 31, 2004 and Potomac Insurance Company of Illinois (Predecessor) for the period from January 1, 2004 to November 23, 2004
F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedules
Schedule I — Specialty Underwriters’ Alliance, Inc. — Summary of Investments Other Than Investments in Related Parties at December 31, 2006	F-26
Schedule II — Specialty Underwriters’ Alliance, Inc. — Condensed Financial Information of Registrant for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-27
Schedule III — Specialty Underwriters’ Alliance, Inc. — Supplementary Insurance Information for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-30
Schedule IV — Specialty Underwriters’ Alliance, Inc. — Reinsurance for the years ended December 31, 2006, December 31, 2005, and December 31, 2004	F-31
Schedule V — Specialty Underwriters’ Alliance, Inc. — Valuation and Qualifying Accounts of Registrant for the years ended December 31, 2006 and December 31, 2005	F-32
Schedule VI — SUA Insurance Company — Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	F-33
Schedule III — Potomac Insurance Company of Illinois — Supplementary Insurance Information for the period from January 1, 2004 to November 23, 2004	F-34
Schedule IV — Potomac Insurance Company of Illinois — Reinsurance for the period from January 1, 2004 to November 23, 2004	F-35
Schedule VI — Potomac Insurance Company of Illinois — Supplemental Information for Property and Casualty Insurance Underwriters for the period from January 1, 2004 to November 23, 2004	F-36

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:

We have completed integrated audits of Specialty Underwriters’ Alliance, Inc’s. 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Specialty Underwriters’ Alliance, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Specialty Underwriters’ Alliance, Inc.:

In our opinion, the financial statements listed in the accompanying index of Potomac Insurance Company of Illinois present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2004 to November 23, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 28, 2005

Consolidated Balance Sheets

	Specialty Underwriters’ Alliance, Inc.
	As of December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Fixed maturity investments, at fair value (amortized cost: $145,581 and $95,760)	$144,520	$94,129
Short-term investments, at amortized cost (which approximates fair value)	19,538	8,862

Total investments	164,058	102,991
Cash	2,375	5,329
Insurance premiums receivable	68,310	44,868
Reinsurance recoverable on unpaid loss and loss adjustment expenses	80,976	88,997
Prepaid reinsurance premiums	3,577	3,492
Investment income accrued	1,566	1,102
Equipment and capitalized software at cost (less accumulated depreciation of $3,915 and $1,488)	8,643	5,566
Intangible assets	10,745	10,745
Deferred acquisition costs	19,876	11,279
Other assets	3,171	2,794

Total assets	$363,297	$277,163

LIABILITIES
Loss and loss adjustment expense reserves	$141,200	$104,870
Unearned insurance premiums	89,804	58,595
Insured deposit funds	10,366	7,159
Accounts payable and other liabilities	7,945	5,724

Total liabilities	249,315	176,348

Commitments (Note 10)
Stockholders’ equity
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,682,355 and 14,680,688 shares	147	147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 679,152 and 223,694 shares	7	2
Paid-in capital — Common Stock	128,372	127,256
Paid-in capital — Class B Common Stock	4,838	1,770
Accumulated deficit	(18,321)	(26,729)
Accumulated other comprehensive income (loss)	(1,061)	(1,631)

Total stockholders’ equity	113,982	100,815

Total liabilities and stockholders’ equity	$363,297	$277,163

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

				Potomac Insurance
				Company of Illinois
				(Predecessor)
				Period from
	Specialty Underwriters’ Alliance, Inc. (Successor)			January 1 to
	Year Ended December 31,			November 23,
	2006	2005	2004	2004
	(Dollars in thousands)

Revenue
Earned insurance premiums	$110,891	$26,611	$—	$—
Net investment income	6,087	3,558	278	1,329
Net realized gain (losses)	275	(4)	2	390

Total revenue	117,253	30,165	280	1,719

Expenses
Loss and loss adjustment expenses	62,682	19,099	—	—
Amortization of deferred acquisition costs	25,633	6,122	—	674
Service company fees	—	8,798	4,650	—
Other operating expenses	20,283	14,142	3,517	45
Financing expenses	—	—	268	—

Total expenses	108,598	48,161	8,435	719

Pretax income (loss)	8,655	(17,996)	(8,155)	1,000
Federal income tax expense	(247)	—	—	(350)

Net income (loss)	8,408	(17,996)	(8,155)	650
Net change in unrealized gains and losses for investments held, after tax	570	(1,641)	10	(391)

Comprehensive income (loss)	$8,978	$(19,637)	$(8,145)	$259

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$.55	$(1.22)	$(4.59)	$—
Diluted	$.55	$(1.22)	$(4.59)	$—
Average shares outstanding
Basic	15,211	14,774	1,779	—
Diluted	15,211	14,774	1,779	—

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Stockholders’ Equity

						Accumulated
	Common	Paid-in	Common	Paid-in		Other
	Stock	Capital	Stock	Capital	Retained	Comprehensive	Total
	Class	Class	Class	Class	Earnings	Income	Stockholders’
(Successor)	A	A	B	B	(Deficit)	(Loss)	Equity
	(Dollars in thousands)

Balance at December 31, 2004	$147	$127,256	$—	$250	$(8,733)	$10	$118,930
Net loss	—	—	—	—	(17,996)	—	(17,996)
Net change in unrealized investment gains (losses), net of tax	—	—	—	—	—	(1,641)	(1,641)
Stock issuance	—	—	2	1,520	—	—	1,522

Balance at December 31, 2005	$147	$127,256	$2	$1,770	$(26,729)	$(1,631)	$100,815

Net loss	—	—	—	—	8,408	—	8,408
Net change in unrealized investment gains (losses), net of tax	—	—	—	—	—	570	570
Stock issuance	—	15	5	3,068	—	—	3,088
Stock based compensation	—	1,101	—	—	—	—	1,101

Balance at December 31, 2006	$147	$128,372	$7	$4,838	$(18,321)	$(1,061)	$113,982

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

				Potomac
				Insurance
				Company of
				Illinois
				(Predecessor)
				Period from
	Specialty Underwriters’ Alliance, Inc. (Successor)			January 1 to
	Year Ended December 31,			November 23,
	2006	2005	2004	2004
	(Dollars in thousands)

Cash flows from operations
Net income (loss)	$8,408	$(17,996)	$(8,155)	$650

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred taxes	247	—	—	350
Net realized (gains) losses	(275)	4	(2)	(390)
Amortization of bond premium (discount)	342	495	—	—
Depreciation	2,577	1,760	—	—
Accrued interest costs exchanged for common stock	—	—	234	—
Net change in:				—
Deferred charges	—	—	4,730	—
Stock warrants	—	—	(4,795)	—
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	8,021	6,962	(95,959)	42,008
Loss and loss adjustment expense reserves	36,330	8,911	95,959	(57,017)
Insurance premiums receivable	(23,442)	(44,868)	—	2,119
Unearned insurance premiums	31,209	58,592	3	(4,823)
Deferred acquisition costs	(8,597)	(11,279)	—	674
Prepaid reinsurance premiums	(85)	(3,489)	—	—
Insured deposit funds	3,207	7,159	—	—
Other, net	2,369	2,188	21	(683)

Total adjustments	51,903	26,435	191	(17,762)

Net cash flows provided by (used for) operations	60,311	8,439	(7,964)	(17,112)

Cash flows from investing activities
Net decrease in short-term investments	(10,676)	38,508	(47,370)	12,020
Sales of fixed maturity investments	7,174	—	—	34,272
Redemptions, calls and maturities of fixed maturity investments	9,502	6,387	—	13,697
Purchases of fixed maturity investments	(66,575)	(52,192)	(39,230)	(33,555)
Unsettled net investment purchases	—	(1,000)	—	—
Purchase of equipment and capitalized software	(5,778)	(5,321)	(2,389)	—
Net cash paid for acquisition	—	—	(20,978)	—

Net cash flows provided by (used for) investing activities	(66,353)	(13,618)	(109,967)	26,434

Cash flows from financing activities
Cash distributions paid to Parent	—	—	—	(18,610)
Proceeds from short-term borrowings	—	—	3,200	—
Issuance of common stock	3,088	1,522	123,517	—

Net cash provided by (used for) financing activities	3,088	1,522	126,717	(18,610)

Net (decrease) increase in cash during the period	(2,954)	(3,657)	8,786	(9,288)
Cash at beginning of the period	5,329	8,986	200	10,307

Cash at end of the period	$2,375	$5,329	$8,986	$1,019

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

The Company began its insurance operations in 2005. It is organized to provide specialty program commercial property and casualty insurance through exclusive partner agents. Concentration of premium by partner agent for 2006 and 2005 was as follows:

	2006	2005
	Percentage of	Percentage of
	Gross Written	Gross Written
	Premium	Premium

Risk Transfer Holdings, Inc.	53.1%	55.3%
American Team Managers	20.7%	24.4%
AEON Insurance Group, Inc.	14.2%	12.1%
Appalachian Underwriters, Inc.	9.5%	0.5%
Specialty Risk Solutions, LLC	1.3%	7.7%
American Patriot Insurance Agency, Inc.	1.0%	—%
Other	0.2%	—%

Total	100.0%	100.0%

Concentration of premium by state was as follows:

	2006	2005
	Percentage of	Percentage of
	Gross Written	Gross Written
	Premium	Premium

California	30.9%	39.4%
Florida	38.2%	42.6%
Other states	30.9%	18.0%

Total	100.0%	100.0%

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentration of premium by line of business for 2006 and 2005 was as follows:

	2006	2005
	Percentage of	Percentage of
	Gross Written	Gross Written
	Premium	Premium

Workers’ compensation	58.3%	68.8%
Commercial automobile	16.6%	10.4%
General liability	23.4%	11.8%
All other	1.7%	9.0%

Total	100.0%	100.0%

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

Investments are valued at quoted market price at the date of acquisition. Insurance licenses are valued at their purchase price of $250 for each of the 42 licenses plus transaction costs of $245.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements, which include the accounts of Specialty Underwriters’ Alliance, Inc. and its consolidated subsidiary, SUA Insurance Company, have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. All intercompany amounts have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statement line items to enhance the comparability with prior years.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash and Investments

Cash consists of demand deposits. Short-term investments consist of investments with original maturities of less than one year, as determined on the date of purchase.

All fixed maturity investment securities are classified as available for sale. As such, they are reported at estimated fair value; unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation during the year is reported as a component of other comprehensive income (loss). Estimated fair value is based on quoted market prices. Where quoted market prices are unavailable, the estimated fair value is based on recent trading. Premium and discounts on fixed maturity investments are either accreted or amortized to income over the anticipated life of the investment.

The Company monitors the difference between its cost basis and the fair value of its investments to determine when the fair value is below cost and other than a temporary impairment. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. Other than temporary impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date. Temporary losses do not impact net income but reduce comprehensive net income and stockholders’ equity. Unrealized losses identified as other-than-temporary impairments are recorded as realized losses.

Investment income is recorded when earned. Realized investment gains and losses are recognized using specific identification of the security sold.

Equipment and Capitalized Software

Equipment consists of office furniture and equipment and will be depreciated over three to five years. Capitalized software costs are purchased computer software or external consulting development costs.

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

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.

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

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expenses, net of estimated salvage and subrogation recoverable. These estimates are recorded gross of reinsurance and are continually reviewed and updated with any resulting adjustments reflected in current operating results.

For business generated by the Company, case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are regarded as the most uncertain reserve segment and are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses, earned premium and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

For IBNR losses, the amount of reserves is estimated on the basis of historical and statistical information. The Company considers historical patterns of paid and reported claims, industry data and the probable number and nature of losses arising from claims that have occurred but have not yet been reported for a given year.

Stock Options

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of Common Stock and Class B Common Stock outstanding during the period.

In calculating diluted earnings per share, the weighted average of Common Stock and Class B Common Stock outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value pronouncements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. Based on the Company’s current use of

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value measurements, the Company believes that the implementation of FAS 157 will have no material impact on its financial statements.

NOTE 4 — INVESTMENTS

The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2006 were as follows:

	Cost or	Gross Unrealized	Gross Unrealized	Estimated Fair
2006	Amortized Cost	Gains	Losses	Value

U.S. Treasury Securities	$10,805	$12	$(154)	$10,663
U.S. Government Agencies Securities	34,678	241	(216)	34,703
Corporate Securities	49,033	58	(958)	48,133
Mortgage Backed Securities	51,065	326	(370)	51,021

Total Fixed Maturities	$145,581	$637	$(1,698)	$144,520

The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2005 were as follows:

	Cost or	Gross Unrealized	Gross Unrealized	Estimated Fair
2005	Amortized Cost	Gains	Losses	Value

U.S. Treasury Securities	$10,273	$8	$(109)	$10,172
U.S. Government Agencies Securities	13,840	3	(205)	13,638
Corporate Securities	49,178	4	(1,047)	48,135
Mortgage Backed Securities	22,469	22	(307)	22,184

Total Fixed Maturities	$95,760	$37	$(1,668)	$94,129

The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2004 were as follows:

	Cost or	Gross Unrealized	Gross Unrealized	Estimated Fair
2004	Amortized Cost	Gains	Losses	Value

U.S. Treasury Securities	$6,458	$—	$(8)	$6,450
U.S. Government Agencies Securities	9,153	23	(3)	9,173
Corporate Securities	29,936	34	(43)	29,927
Mortgage Backed Securities	4,908	12	(5)	4,915

Total Fixed Maturities	$50,455	$69	$(59)	$50,465

Temporary losses on investment securities are primarily a result of increases in interest rates on the security from the time of purchase and are recorded as unrealized losses. The Company’s methodology for assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary included the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The Company has not recorded any other-than-temporary impairment charges on investment securities for the years ended December 31, 2006, 2005, and 2004.

The cost or amortized cost and fair values of fixed maturities by contractual maturity at December 31, 2006 are shown above. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities for mortgage backed

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

securities with an amortized cost of $51,065 and a fair value of $51,021 were allocated between the durations below by averaging various expected prepayment assumptions that are developed through a model which takes into account recent prepayment patterns and future estimates on different agency coupons and structures.

	Cost or	Fair
	Amortized Cost	Value

Due in one year or less	$5,787	$5,735
Due after one year through five years	63,983	63,104
Due after five years through ten years	32,922	32,920
Due after ten years	42,889	42,761

Total	$145,581	$144,520

As of December 31, 2006, there were 88 out of 129 securities in an unrealized loss position. Of these, 65 securities have been in an unrealized loss position for twelve months or greater. Those fixed maturity investments with unrealized losses as of December 31, 2006 are summarized as follows:

			Unrealized Losses
	Fair	Less Than	Greater Than
	Value	12 Months	12 Months	Total

US Treasury Securities	$7,144	$(25)	$(129)	$(154)
US Government Agency Securities	16,424	(34)	(182)	(216)
Corporate Securities	44,722	(39)	(919)	(958)
Mortgage Backed Securities	27,348	(39)	(331)	(370)

Total Fixed Maturities	$95,638	$(137)	$(1,561)	$(1,698)

Fixed maturities with carrying values of $12,399 were on deposit with insurance regulatory authorities as required by law at December 31, 2006.

Information relating to the Company’s investments is shown below:

	Year Ended December 31,
	2006	2005	2004

Proceeds from voluntary sales	$7,174	$—	$—
Gross realized gains	333	4	2
Gross realized losses	(58)	(8)	—

Realized gains and losses are from redemptions in 2006, 2005, and 2004.

The components of the Company’s net investment income were as follows:

	Year Ended December 31,
	2006	2005	2004

Fixed maturities	$5,516	$3,421	$113
Short-term investments	759	310	165

Gross investment income	6,275	3,731	278
Investment Expenses	(188)	(173)	—

Net investment income	$6,087	$3,558	$278

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Information relating to Potomac’s investments is shown below:

Period from
January 1
to November 23,
2004

Proceeds from voluntary sales	$34,272
Gross realized gains	687
Gross realized losses	(297)

The components of Potomac’s net investment income follow:

Period from
January 1
to November 23,
2004

Fixed maturities	$1,408
Short-term investments	15
Other investment income	14

Gross investment income	1,437
Less: investment expenses	108

Net investment income	$1,329

NOTE 5 — FEDERAL INCOME TAXES

As of December 31, 2006, December 31, 2005 and December 31, 2004 the Company had tax basis net operating loss carryforwards of $18,255, $26,136 and $7,726, respectively, which will expire on December 31, 2025, December 31, 2025, and December 31, 2024, respectively. The Company also accumulated start-up and organization expenditures, through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs were $1,344, $1,815 and $2,286 at December 31, 2006, December 31, 2005 and December 31, 2004, respectively. The Company did not incur any federal income tax from its inception in 2003 through 2005. In 2006, the Company incurred income taxes in the amount of $157, arising from alternative minimum tax obligations. Based on these facts, the Company has recorded a valuation allowance of $6,598 against net deferred tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

The Company has recorded a tax provision for the year equal to the current year increase in deferred tax liabilities associated with indefinite lived intangible assets. Due to the indefinite nature of these intangible assets for financial reporting purposes, these deferred tax liabilities do not represent a source of income to realize the Company’s deferred tax assets.

A reconciliation of the Company’s expected to actual federal income taxes are shown below.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Income tax (expense) benefit at statutory rates	$(2,943)	$6,119	$2,773
Tax expense from permanent difference	(132)	(7)	(5)
Valuation allowance	2,839	(6,112)	(2,768)
Other	(11)	—	—

Actual income tax benefit (expense)	$(247)	$—	$—

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of current and deferred income taxes for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current tax benefit (expense)	$(157)	$—	$—
Deferred tax benefit (expense)	(90)	—	—

Total income tax benefit (expense)	$(247)	$—	$—

The components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005, respectively, are noted in the table below.

	Year Ended December 31,
Deferred Tax Assets Arising From	2006	2005

Loss & LAE reserves	$2,256	$603
Unearned premium reserves	6,107	3,984
Net operating loss carryforwards	6,207	9,142
Unrealized loss on investments	361	555
Start up costs	457	617
Other	643	—

Total deferred tax assets	16,031	14,901

Deferred Tax Liabilities Arising From

Deferred acquisition costs	6,758	3,835
Equipment and capitalized software	1,849	705
Prepaid assets	298	432
Intangible asset	480	232
Other	138	66

Total deferred tax liabilities	9,523	5,270

Net deferred tax asset (liability)	6,508	9,631
Valuation allowance	(6,598)	(9,631)

Net deferred tax asset (liability) after valuation allowance	$(90)	$—

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of Potomac’s federal income taxes and a reconciliation of the Potomac’s expected and actual federal income taxes follow:

Period from
January 1
to November 23,
2004

Current	$—
Deferred	350

Income tax expense	$350

Expected federal income taxes at 35%	$350
Other, net	—

Income tax expense	$350

NOTE 6 — OTHER COMPREHENSIVE INCOME

The components of the Company’s other comprehensive income follow:

	Year Ended December 31,
	2006	2005	2004

Other comprehensive income (loss) for the period:
Unrealized gains (losses) on investments	$570	$(1,641)	$10
Less related federal income tax expense (benefit)	—	—	—

Total	$570	$(1,641)	$10

The components of the Company’s accumulated other comprehensive income follows:

	Year Ended December 31,
	2006	2005	2004

Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments	$(1,061)	$(1,631)	$10
Less related federal income taxes	—	—	—

Total	$(1,061)	$(1,631)	$10

The components of Potomac’s other comprehensive income follow:

Period from
January 1
to November 23,
2004

Other comprehensive income (loss) for the period:
Unrealized (losses) gains on investments	$197
Adjustment for unrealized gains (losses) realized	(390)
Dividend to parent	(409)
Less related federal income tax expense (benefit)	211

Total	$(391)

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7 — STOCK OPTIONS

The Board of Directors approved the Stock Option Plan, or Plan, during 2004. The Plan provides for the issuance of up to 850,000 new shares of the Company’s common stock. All options granted have ten-year terms and vest in equal annual installments over either a three or four year period following the date of grant with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. All grants of options under the Plan must be approved by the Compensation Committee of the Board of Directors, which consists entirely of outside directors. The number of shares available for the granting of options under the Plan as of December 31, 2006 was 105,867.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R which have not vested under the fair value method and expense those amounts over the stock option’s remaining vesting period. Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the modified prospective application, the Company will not restate results for earlier periods. Under FAS 123R, the Company has opted to use the binomial lattice option pricing model to determine fair value. In addition, FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions was $0 for the year ended December 31, 2006.

Compensation expense recognized for stock-based compensation for the year ended December 31, 2006 was $1,101. If compensation expense for the Company’s stock-based compensation been determined based on the fair value at the grant dates for awards made prior to 2006, under the Plan and consistent with FAS 123R, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Net loss as reported	$(17,996)	$(8,155)
Deduct: compensation expense	(1,035)	(115)

Pro forma net loss	$(19,031)	$(8,270)

Basic and diluted net earnings (loss) per share:
As reported	$(1.22)	$(4.59)
Pro forma	$(1.29)	$(4.65)

The remaining unrecognized compensation expense related to unvested awards at December 31, 2006 is approximately $1,076 and the weighted-average period of time over which this cost will be recognized is 1.2 years.

The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in 2006: risk free interest rate range of 4.56% - 4.60%; expected life range of 3.1 - 7.5 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years. The following assumptions were used for grants issued in 2005: risk free interest rate range of 3.50% - 4.33%; expected life range of 3.7 -6.9 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents activity under the Plan for 2006:

		Weighted
		Average	Aggregate	Weighted Average
	Number of	Exercise Price	Intrinsic	Contractual
Option Plan Activity	Shares	Per Share	Value	Remaining Life
	(Actual dollar and share amounts)

Balance at January 1, 2006	727,466	$9.40	$—	8.97 years
Options granted	25,000	$6.22	$—	10.00 years
Options exercised	(1,667)	$9.00	$1,767	—
Options forfeited	(8,333)	$7.33	$—	—

Balance at December 31, 2006	742,466	$9.32	$60,100	8.00 years

Total options vested at December 31, 2006	437,764	$9.45	$5,501	7.93 years

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
	(Actual Shares)	(In Dollars)
	(Actual dollar and share amounts)

Non-vested balance at January 1, 2006	530,526	$4.46
Options granted	25,000	$2.89
Options vested	(242,491)	$4.45
Options forfeited	(8,333)	$3.49

Total non-vested options at December 31, 2006	304,702	$4.37

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were $2.89, $3.84 and $4.62, respectively. The grant-date fair value of options vested during the years ended December 31, 2006 and December 31, 2005 were $1,078 and $894, respectively. No options vested during the year ended December 31, 2004. Cash received from option exercises under the Plan for the year ended December 31, 2006 was $15. There were no options exercised during the year ended December 31, 2005.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Company employees who have completed three months of consecutive service are eligible for participation in the Company’s 401(k) Plan. The 401(k) Plan provides for matching contributions by the Company up to four percent of eligible compensation contributed by the employee. During 2006, 2005 and 2004, the matching contributions made by the Company were $228, $103 and $0, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the years ended December 31, 2006, 2005 and 2004.

Potomac had a service contract with White Mountains Advisors LLC, or Advisors, a wholly-owned subsidiary of OneBeacon. Under this agreement, Advisors provided investment research and advice, including the execution of orders for the purchase and sale of securities. The amounts charged to Potomac by Advisors for such services were based on a fixed fee applied to the month-end market values of the investments being managed. During the period ended November 23, 2004, Potomac incurred a total of $102 for fees and expenses with Advisors for services provided.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of January 1, 2004, with its withdrawal from the Pool, Potomac settled its net loss and LAE reserves of $15,278, unearned insurance premiums of $4,097 and other net insurance-related liabilities of $77 with the Pool in exchange for $19,298 in cash.

During 2004 Potomac declared and paid cash dividends and capital distributions of $18,610 and distributed net assets of $13,276 to OneBeacon.

NOTE 10 — COMMITMENTS

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

The Company has the option to terminate the Lease at August 31, 2011. Upon notice of termination, the Company is obligated to pay six months of the then current rent plus certain costs. If the Company opted to terminate as of August 31, 2011, the Company would be obligated to pay approximately $2,440 plus operating expenses, taxes, and brokerage commissions.

NOTE 11 — REINSURANCE

For workers’ compensation business, the Company’s reinsurers are responsible for losses between $1 million and $10 million due to any single occurrence under a policy and for losses in excess of $10 million up to $35 million for a multiple loss occurrence. For non-workers’ compensation casualty business, the Company does not write policies above $1 million and therefore does not need reinsurance protection for single loss occurrences; its reinsurers are responsible between $1 million and $5 million of losses for a multiple loss occurrence. Reinsurance does not extinguish the Company’s primary liability under the policies written.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The effects of reinsurance follow:

	Year Ended December 31,
	2006	2005	2004

Premiums written:
Direct	$152,841	$90,639	$—
Assumed	335	—	—
Ceded	(11,076)	(5,433)	—

Net	$142,100	$85,206	$—

Premiums earned:
Direct	$121,698	$32,047	$—
Assumed	269	—	—
Ceded	(11,076)	(5,436)	—

Net	$110,891	$26,611	$—

Losses and loss adjustment expenses:
Direct	$69,545	$21,362	$—
Assumed	238	—	—
Ceded	(7,101)	(2,263)	—

Net	$62,682	$19,099	$—

The effects of Potomac’s reinsurance follow:

Period from
January 1
to November 23,
2004

Premiums written:
Direct	$267
Assumed	(4,823)
Ceded	(267)

Net	$(4,823)

Premiums earned:
Direct	$667
Assumed	—
Ceded	(667)

Net	$—

Losses and loss adjustment expenses:
Direct	$(130,439)
Assumed	—
Ceded	130,439

Net	$—

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12 — UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES

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

At December 31, 2006 the Company reported gross loss and loss adjustment expense reserves of $141,200 of which $71,592 represented the gross direct loss and loss adjustment expense reserves of Potomac, which is fully reinsured by OneBeacon. The Company experienced favorable prior year loss development of $864. At December 31, 2005 the Company reported gross loss and loss adjustment expense reserves of $104,870 of which $86,736 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon. At December 31, 2004 the Company reported gross loss and loss adjustment expense reserves of $95,959, all of which represented the gross direct loss and loss adjustment expense reserves of Potomac, which are fully reinsured by OneBeacon.

Included in the reserves for the Company is tabular reserve discount for workers’ compensation and excess workers’ compensation pension claims of $1,016 as of December 31, 2006 and $192 as of December 31, 2005. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.

Changes in the liability for loss and loss adjustment expense reserves were as follows:

	Year Ended December 31, 2006
	Potomac of		SUA
	Illinois	SUA	Consolidated

Beginning of period:
Gross	$86,736	$18,134	$104,870
Less reinsurance recoverables	(86,736)	(2,261)	(88,997)

Net	—	15,873	15,873

Incurred losses and LAE relating to:
Current year		63,546	63,546
Prior years	—	(864)	(864)

Total incurred losses and LAE	—	62,682	62,682

Paid losses and LAE related to:
Current year	—	12,997	12,997
Prior years	—	5,334	5,334

Total paid losses and LAE	—	18,331	18,331

End of period:
Net	—	60,224	60,224

Plus reinsurance recoverables	71,592	9,384	80,976

Gross	$71,592	$69,608	$141,200

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Potomac of		SUA
	Illinois	SUA	Consolidated

Beginning of period:
Gross	$95,959	$—	$95,959
Less reinsurance recoverables	(95,959)	—	(95,959)

Net	—	—	—

Incurred losses and LAE relating to:
Current year	—	19,099	19,099
Prior years	—	—	—

Total incurred losses and LAE	—	19,099	19,099

Paid losses and LAE related to:
Current year	—	3,226	3,226
Prior years	—	—	—

Total paid losses and LAE	—	3,226	3,226

End of period:
Net	—	15,873	15,873

Plus reinsurance recoverables	86,736	2,261	88,997

Gross	$86,736	$18,134	$104,870

NOTE 13 — STATUTORY INFORMATION

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

As an Illinois property and casualty insurer the maximum amount of dividends which can be paid by the SUA Insurance Company to shareholders without prior approval of the Director of Insurance is the greater of net income or 10% of statutory surplus, further limited to earned surplus. At December 31, 2006 SUA Insurance Company has no earned surplus and therefore no dividend capacity without the prior approval of the Illinois Director of Insurance.

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

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

An insurer’s statutory surplus is compared to its risk-based capital requirement. If adjusted statutory surplus falls below company action level risk based capital, the company would be subject to regulatory action including submission of a report to insurance regulators outlining the corrective action the company intends to take.

SUA Insurance Company’s statutory information is as follows:

	Year Ended December 31,
	2006	2005	2004

Ending capital and surplus	$77,308	$79,757	$100,725
Net income/(loss)	1,052	$(30,505)	$(3,383)
Company action level risk-based capital	42,264	$32,630	$830

NOTE 14 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables sets forth the unaudited financial data for the years ended December 31, 2006 and December 31, 2005.

	First	Second	Third	Fourth
Quarterly Financial Data	2006	2006	2006	2006
	(Dollars in thousands, except per share data)

Revenues	$24,401	$26,659	$33,613	$32,580
Expenses including taxes	24,601	24,492	30,031	29,721

Net income (loss)	$(200)	$2,167	$3,582	$2,859

Net income (loss) per share	$(.01)	$.14	$.24	$.18

	First	Second	Third	Fourth
Quarterly Financial Data	2005	2005	2005	2005
	(Dollars in thousands, except per share data)

Revenues	$1,265	$4,072	$9,145	$15,683
Expenses including taxes	5,757	8,082	13,969	20,353

Net income (loss)	$(4,492)	$(4,010)	$(4,824)	$(4,670)

Net income (loss) per share	$(.31)	$(.27)	$(.32)	$(.32)

SCHEDULE I

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2006

	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Fixed maturities:
U.S. treasury securities	$10,805	$10,663
U.S. government agencies securities	34,678	34,703
Corporate securities	49,033	48,133
Mortgage backed securities	51,065	51,021

Total fixed maturities	145,581	144,520
Short-term investments	19,538	19,538

Total investments	$165,119	$164,058

SCHEDULE II

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’ Alliance, Inc. (Successor)
	As of December 31,
Balance Sheets	2006	2005
	(Dollars in thousands)

ASSETS
Investments in subsidiary	$108,469	$98,330
Short-term investments, at amortized cost (which approximates fair value)	5,203	1,023

Total investments	113,672	99,353
Cash	204	1,346
Other assets	134	291

Total assets	$114,010	$100,990

LIABILITIES
Accounts payable and other liabilities	28	175

Total liabilities	28	175

Stockholders’ equity
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,682,355 and 14,680,688 shares	147	147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 679,152 and 223,694 shares	7	2
Paid-in capital — Common Stock	128,372	127,256
Paid-in capital — Class B Common Stock	4,838	1,770
Retained earnings	(18,321)	(26,729)
Accumulated other comprehensive income, net of tax	(1,061)	(1,631)

Total stockholders’ equity	113,982	100,815

Total liabilities and stockholders’ equity	$114,010	$100,990

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II — (Continued)

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’ Alliance, Inc.
	(Successor)
	Year Ended December 31,
Statement of Operations	2006	2005	2004
	(Dollars in thousands
	except per share data)

Revenues:
Total revenues	$184	$23	$—

Expenses:
Service company fees	—	—	2,511
Financing expenses	—	—	268
General and administrative expenses	1,344	328	2,180
(Gain) loss of subsidiary	(9,568)	17,691	3,196

Total expenses	(8,224)	18,019	8,155

Pretax income (loss)	8,408	(17,996)	(8,155)
Federal income tax expense	—	—	—

Net income (loss)	8,408	(17,996)	(8,155)

Net change in unrealized investment gains, net of tax	570	(1,641)	10

Comprehensive net income (loss)	$8,978	$(19,637)	$(8,145)

Earnings (loss) per share available to common stockholders
Basic	$.55	$(1.22)	$(4.59)
Diluted	$.55	$(1.22)	$(4.59)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II — (Continued)

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

	Specialty Underwriters’ Alliance, Inc. (Successor)
	Year Ended December 31,
Statement of Cash Flows	2006	2005	2004
	(Dollars in thousands)

Cash flows from operations:
Net income (loss)	$8,408	$(17,996)	$(8,155)
Charges (credits) to reconcile net income to cash flows from operations:
Loss (income) of subsidiary	(9,568)	17,691	3,196
Depreciation expense	144	171	—
Write off of capitalized software	12	19	—
Interest expense exchanged for common stock	—	—	234
Net change in:
Deferred charged	—	—	4,730
Stock warrants	—	—	(4,795)
Other, net	953	(148)	311

Total adjustments	(8,459)	17,733	3,676

Net cash flows provided by (used for) operations	(51)	(263)	(4,479)
Cash flows from investing activities:
Net (increase) decrease in short-term investments	(4,179)	(1,023)	—
Purchase of insurance subsidiary	—	—	(21,998)
Capital contributions to subsidiary	—	(3,850)	(95,000)
Purchase of capitalized software	—	—	(480)
Net cash flows provided by (used for) investing activities	(4,179)	(4,873)	(117,478)
Cash flows from financing activities
Issuance of common stock	3,088	1,522	123,517
Short-term borrowings	—	—	3,200
Net cash flows provided by (used for) financing activities	3,088	1,522	126,717

Net increase from cash during the period	(1,142)	(3,614)	4,760
Cash at beginning of the period	1,346	4,960	200

Cash at end of the period	$204	$1,346	$4,960

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUPPLEMENTARY INSURANCE INFORMATION

Column	Column	Column	Column	Column	Column	Column	Column	Column	Column	Column
A	B	C	D	E	F	G	H	I	J	K
Future
Policy
		Benefits,		Other
		Losses,		Policy			Benefits,
		Claims,		Claims			Claims,	Amortization of
	Deferred	and		and		Net	Losses, and	Deferred	Other
	Acquisition	Loss	Unearned	Benefits	Premium	Investment	Settlement	Policy	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Acquisition	Expenses	Written
(Dollars in thousands)

Year ended December 31, 2006	$19,876	$141,200	$89,804	$—	$110,891	$6,087	$62,682	$25,633	$20,283	$142,100
Year ended December 31, 2005	$11,279	$104,870	$58,595	$—	$26,611	$3,558	$19,099	$6,122	$22,940	$85,206
Year ended December 31, 2004					$—	$278	$—	$—	$8,435	$—

SCHEDULE IV

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

REINSURANCE

Column	Column	Column	Column	Column	Column
A	B	C	D	E	F
			Assumed		Percentage
		Ceded	from		of Amount
	Direct	to Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

Year ended December 31, 2006	$121,698	$11,076	$269	$110,891	—
Year ended December 31, 2005	$32,047	$5,436	$—	$26,611	—
Year ended December 31, 2004	$9	$9	$—	$—	—

SCHEDULE V

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column	Column	Column		Column	Column
A	B	C		D	E
Additions (Subtractions)
	Balance	Charged
	at	to Costs	Charged to		Balance at
	Beginning	and	Other	Deductions	End of
	of Period	Expenses	Accounts	Described(1)(2)	Period
(Dollars in thousands)

Year ended December 31, 2006 Deferred tax valuation allowance	$9,631	$90	$(3,123)	$—	$6,598
Year ended December 31, 2005 Deferred tax valuation allowance	$2,961	$—	$6,670	$—	$9,631

SCHEDULE VI

SUA INSURANCE COMPANY

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

Column	Column	Column	Column	Column	Column	Column	Column		Column	Column	Column
A	B	C	D	E	F	G	H		I	J	K
Reserves
for Unpaid
		Claims	Discount, if				Claims and Claims
		and	any,				Adjustment
		Claims	Deducted				Expenses		Amortization	Paid Claims
	Deferred	Policy	in Claims			Net	Incurred Related to		of Deferred	and
	Acquisition	Adjustment	Column	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(Dollars in thousands)

Year ended December 31, 2006	$19,876	$141,200	$1,016	$89,804	$110,891	$6,087	$63,546	$(864)	$25,633	$18,331	$142,100
Year ended December 31, 2005	$11,279	$104,870	$192	$58,595	$26,611	$3,558	$19,099	$—	$6,122	$3,226	$85,206
Year ended December 31, 2004					$—	$278	$—	$—	$—	$—	$—

SCHEDULE III
POTOMAC INSURANCE COMPANY OF ILLINOIS

SUPPLEMENTARY INSURANCE INFORMATION

Column	Column	Column	Column	Column	Column	Column	Column	Column	Column	Column
A	B	C	D	E	F	G	H	I	J	K
Future
Policy
		Benefits,		Other			Benefits,
		Losses,		Policy			Claims,
		Claims,		Claims			Losses,	Amortization
	Deferred	and		and		Net	and	of Deferred	Other
	Acquisition	Loss	Unearned	Benefits	Premiums	Investment	Settlement	Policy	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Acquisition	Expenses	Written
(Dollars in thousands)

Period from January 1, 2004 to November 23, 2004	$—	$—	$—	$—	$—	$1,329	$—	$—	$45	$(4,823)

SCHEDULE IV
POTOMAC INSURANCE COMPANY OF ILLINOIS

REINSURANCE

Column	Column	Column	Column	Column	Column
A	B	C	D	E	F
			Assumed		Percentage
		Ceded to	from		of Amount
	Direct	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
(Dollars in thousands)

Period from January 1, 2004 to November 23, 2004	$667	$(667)	$—	$—	—

SCHEDULE VI

POTOMAC INSURANCE COMPANY OF ILLINOIS

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column	Column	Column	Column	Column	Column	Column	Column		Column	Column	Column
A	B	C	D	E	F	G	H		I	J	K
Claims and
Claims
Adjustment
		Reserves for					Expenses
		Unpaid	Discount,				Incurred		Amortization
		Claims and	if any,				Related to		of Deferred	Paid Claims
	Deferred	Claims	Deducted			Net	(1)	(2)	Policy	and Claims
	Acquisition	Adjustment	in Column	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(Dollars in thousands)

Period from January 1, 2004 to November 23, 2004	$—	$—	$—	$—	$—	$1,329	$—	$—	$—	$—	$(4,823)

(1)	The amounts shown exclude unamortized fair value adjustments to reserves of $0, $578 for unpaid claims and claims adjustment expenses made in purchase accounting as a result of White Mountains’ purchase of Potomac for the period from January 1, 2004 through November 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)

By:	/s/ Courtney C. Smith
Name: Courtney C. Smith

Title:	Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Courtney C. Smith Courtney C. Smith	Chairman, Chief Executive Officer And Director (Principal Executive Officer)	March 1, 2007

/s/ Peter E. Jokiel Peter E. Jokiel	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Robert E. Dean Robert E. Dean	Director	March 1, 2007

/s/ Raymond C. Groth Raymond C. Groth	Director	March 1, 2007

/s/ Paul A. Philp Paul A. Philp	Director	March 1, 2007

/s/ Robert H. Whitehead Robert H. Whitehead	Director	March 1, 2007

/s/ Russell E. Zimmermann Russell E. Zimmermann	Director	March 1, 2007