Form 10-Q
period 2007-03-31
Specialty Underwriters Alliance, Inc.
filed 2007-05-04
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2007, there were 14,682,355 shares of common stock, $0.01 par value, outstanding and 713,813 shares of non-voting Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	As of
	March 31,	December 31,
	2007	2006
Assets	(unaudited)
Fixed maturity investments, at fair value (amortized cost: $153,408 and $145,581)	$152,980	$144,520
Short-term investments, at amortized cost (which approximates fair value)	28,980	19,538

Total investments	181,960	164,058
Cash	1,547	2,375
Insurance premiums receivable	66,487	68,310
Reinsurance recoverable on unpaid loss and loss adjustment expenses	79,044	80,976
Prepaid reinsurance premiums	3,988	3,577
Investment income accrued	1,233	1,566
Equipment and capitalized software at cost (less accumulated depreciation of $4,893 and $3,915)	10,068	8,643
Intangible assets	10,745	10,745
Deferred acquisition costs	18,927	19,876
Other assets	2,983	3,171

Total assets	$376,982	$363,297

Liabilities
Loss and loss adjustment expense reserves	$150,783	$141,200
Unearned insurance premiums	86,071	89,804
Insured deposit funds	13,851	10,366
Accounts payable and other liabilities	8,192	7,945

Total liabilities	258,897	249,315

Stockholders’ equity
Common stock at $.01 par value per share - authorized 30,000,000 shares; issued and outstanding 14,682,355 shares	147	147
Class B common stock at $.01 par value per share - authorized 2,000,000 shares; issued and outstanding 701,442 and 679,152 shares	7	7
Paid-in capital — common stock	128,645	128,372
Paid-in capital — class B common stock	5,013	4,838
Accumulated deficit	(15,299)	(18,321)
Accumulated other comprehensive income (loss)	(428)	(1,061)

Total stockholders’ equity	118,085	113,982

Total liabilities and stockholders’ equity	$376,982	$363,297

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2007	2006
	(unaudited)
Revenues
Earned insurance premiums	$35,362	$23,256
Net investment income	2,080	1,144
Net realized gains (losses)	3	1

Total revenue	37,445	24,401

Expenses
Loss and loss adjustment expenses	20,136	13,997
Acquisition expenses	8,628	5,543
Other operating expenses	5,597	4,999

Total expenses	34,361	24,539

Pretax income (loss)	3,084	(138)
Federal income tax expense	(62)	(62)

Net income (loss)	3,022	(200)
Net change in unrealized gains and losses for investments held, after tax	633	(838)

Comprehensive income (loss)	$3,655	$(1,038)

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$0.20	$(0.01)
Diluted	$0.20	$(0.01)

Weighted Average Shares Outstanding
Basic	15,374	15,014
Diluted	15,374	15,014
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
(dollars in thousands)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders'
	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity
				(unaudited)
Balance at December 31, 2006	$147	$128,372	$7	$4,838	$(18,321)	$(1,061)	$113,982

Net income					3,022		3,022

Net change in unrealized investment losses, net of tax						633	633

Stock issuance				175			175

Stock based compensation		273					273

Balance at March 31, 2007	$147	$128,645	$7	$5,013	$(15,299)	$(428)	$118,085

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months
	Ended
	March 31,
	2007	2006
	(unaudited)
Cash flows from operations
Net income (loss)	$3,022	$(200)

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	62	62
Net realized (gains) losses	(3)	(1)
Amortization of bond premium (discount)	14	121
Depreciation	978	442
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	1,932	3,117
Loss and loss adjustment expense reserves	9,583	8,708
Insurance premiums receivable	1,823	(8,013)
Unearned insurance premiums	(3,733)	4,095
Deferred acquisition costs	949	(1,833)
Prepaid reinsurance premiums	(411)	3,236
Insured deposit fund	3,485	3,208
Other, net	979	1,462

Total adjustments	15,658	14,604

Net cash flows provided by (used for) operations	18,680	14,404

Cash flows from investing activities
Net increase in short-term investments	(9,442)	(5,647)
Redemptions, calls and maturities of fixed maturity investments	6,425	2,375
Purchases of fixed maturity investments	(14,263)	(16,003)
Unsettled net investment purchases	0	957
Purchase of equipment and capitalized software	(2,403)	(982)

Net cash flows provided by (used for) investing activities	(19,683)	(19,300)

Cash flows from financing activities
Issuance of common stock	175	1,339

Net cash provided by (used for) financing activities	175	1,339

Net (decrease) increase in cash and cash equivalents during the period	(828)	(3,557)
Cash at beginning of the period	2,375	5,329

Cash at the end of the period	$1,547	$1,772

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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC.
The interim financial data as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operation for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
On January 1, 2007, the Company adopted the provisions of FIN 48,“Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of certain tax positions. The Company has taken no tax position which would require disclosure under the new guidance. Although the IRS is not currently examining any of the Company’s income tax returns, tax years 2003 through 2006 remain open and are subject to examination.
Note 2. Net Income (Loss) Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 742,466 and 752,466 for the three months ended March 31, 2007 and March 31, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(dollars in thousands)
Net income (loss)	$3,022	$(200)
Average common shares outstanding (basic and diluted)	15,374	15,014
Net income (loss) per share (in dollars) (basic and diluted).	$0.20	$(0.01)
Note 3. Income Taxes
As of March 31, 2007 and December 31, 2006 the Company had tax basis net operating loss carryforwards of $15,701 and $18,255, respectively, which will expire on December 31, 2026 and December 31, 2025, respectively. The Company also accumulated start-up and organization expenditures, through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portions of these costs were $1,226 and $1,344 at March 31, 2007 and December 31, 2006, respectively. In the first quarter of 2007, the Company incurred income taxes in the amount of $51, arising from the alternative minimum tax obligations.
The Company has recorded a tax provision for the quarter equal to the current quarter’s increase in deferred tax liabilities associated with indefinite lived intangible assets. Due to the indefinite nature of these intangible assets for financial reporting purposes, these deferred tax liabilities do not represent a source of income to realize the Company’s deferred tax assets.

Note 4. Unpaid Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense (LAE) reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of the various actuarial methods, as well as consideration of known facts and trends.
At March 31, 2007, the Company reported gross loss and LAE reserves of $150,783, of which $67,610 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2006, the Company reported gross loss and LAE reserves of $141,200, of which $71,592 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $1,174 as of March 31, 2007 and $1,016 as of December 31, 2006. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
Note 5. Recent Accounting Pronouncements
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value pronouncements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. Based on the Company’s current use of fair value measurements, the Company believes that the implementation of FAS 157 will have no material impact on its financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. Based on the Company’s current use of fair value measurements in conjunction with its investment philosophy and mix, the Company believes that the implementation of FAS 159 will have no material impact on its financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
On November 23, 2004 we completed our IPO and concurrent private placements and completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. After giving effect to the acquisition, we changed the name of Potomac to SUA Insurance Company.
Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.
On January 1, 2005 we commenced our insurance operations.

Three Months Ended March 31, 2007 as compared to the Three Months Ended March 31, 2006

			Percentage
			Change
	Three Months Ended March 31,		2007 vs.
	2007	2006	2006
	(unaudited)
	(dollars in millions, except for percentages and per
	share data)
Results of operations:
Gross written premiums	$35.0	$30.8	13.6%
Net written premiums	31.6	27.4	15.3%

Earned premiums	35.4	23.3	51.9%
Net investment income	2.1	1.1	90.9%

Total revenues	$37.5	$24.4	53.7%

Loss and loss adjustment expense	$20.1	$14.0	43.6%
Acquisition expenses	8.6	5.5	56.4%
Other operating expenses	5.6	5.0	12.0%

Total expenses	$34.4	$24.5	40.0%

Pre-tax income	$3.1	$(0.1)	*
Federal income tax (expense)	(0.1)	(0.1)	*

Net income (loss)	$3.0	$(0.2)	*

Net income(loss) per share
Basic and diluted	$0.20	$(0.01)	*
Average common shares outstanding (basic and diluted).	15.4	15.0	2.0%

*	Not meaningful
Net income for the quarter ended March 31, 2007 was $3.0 million, compared to a net loss for the quarter ended March 31, 2006 of $0.2 million. Earnings per share for the quarter ended March 31, 2007 was $0.20, versus a net loss per share of $0.01 for the quarter ended March 31, 2006. The increase in net income was primarily due to an increase in premium production.
Gross written premiums increased 13.6% from $30.8 million for the three months ended March 31, 2006 to $35.0 million for the three months ended March 31, 2007. Earned premiums grew 51.9% to $35.4 million for the quarter ended March 31, 2007 compared to $23.3 million for the quarter ended March 31, 2006. Premiums are earned ratably over the terms of our insurance policies, which is generally 12 months.
Net investment income was $2.1 million for the quarter ended March 31, 2007 versus $1.1 million for the quarter ended March 31, 2006. The increase in net investment income reflects a significant growth in our cash and invested assets from $121.3 million at March 31, 2006 to $182.0 million at March 31, 2007. Loss and loss adjustment expenses were $20.1 million for the three months ended March 31, 2007, compared to $14.0 million for the three months ended March 31, 2006. Acquisition expenses were $8.6 million, compared to $5.5 million for the prior year period.
Other operating expenses were $5.6 million for the quarter ended March 31, 2007, which consisted of salaries and benefit costs of $1.6 million (excluding $1.6 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.2 million of professional and consulting fees, $1.0 million of depreciation and amortization, $0.3 million of stock based compensation expense and $1.5 million of other expenses. For the quarter ended March 31, 2006, other operating expenses were $5.0 million, comprised of salaries and benefit costs of $1.4 million (excluding $1.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.1 million of professional and consulting fees, $0.4 million of depreciation and amortization, $0.3 million of stock based compensation expense and $1.8 million of other expenses.

Tax expense of $0.1 million for the quarters ended March 31, 2007 and March 31, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets.
Premium breakdown by partner agent was as follows:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Risk Transfer Holdings, Inc.	$14.1	40.2%	$18.3	59.4%
American Team Managers	11.2	32.0%	7.2	23.4%
AEON Insurance Group, Inc.	5.0	14.3%	3.5	11.4%
Appalachian Underwriters, Inc.	4.4	12.6%	1.8	5.8%
Specialty Risk Solutions, LLC	0.0	0.0%	0.0	0.0%
Insential, Inc. (American Patriot Insurance Agency, Inc.)	0.3	0.9%	0.0	0.0%

Total	$35.0	100.0%	$30.8	100.0%

We signed a partner agent program agreement with Flying Eagle Insurance Services, Inc., or Flying Eagle, at the end of the first quarter of 2007. Flying Eagle provides general liability to artisan and general contractors and roofers in the western region. They did not write any gross written premium during the three months ended March 31, 2007.
Although generally more diversified in 2007 than in 2006, our premiums for the quarter ended March 31, 2007 were primarily concentrated in Florida and California. Our gross written premiums for the three months ended 2007 and 2006 by state were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Florida	$7.3	20.9%	$9.8	31.8%
California	13.8	39.5%	10.4	33.8%
Other States	13.9	39.6%	10.6	34.4%

Total	$35.0	100.0%	$30.8	100.0%

Although more diversified in the first quarter of 2007 than in 2006, our business written for the three months ended March 31, 2007 was also heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the quarter ended March 31, 2007 and 2006 were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$18.7	53.4%	$20.9	68.0%
General liability	8.6	24.6%	6.2	20.0%
Commercial automobile	7.0	20.0%	3.3	10.7%
All other	0.7	2.0%	0.4	1.3%

Total	$35.0	100.0%	$30.8	100.0%

For workers’ compensation, Florida approved a rate decrease of 15.7% effective January 1, 2007. California also recently approved a rate decrease of 9.5% for 2007. Given the recent reforms, we still believe that Florida and California are attractive workers’ compensation markets.

The table below provides key operating statistics and ratios for the three months ended March 31, 2007 and 2006:

	For the Three Months
	Ended March 31,
	2007	2006
	(dollars in millions,
	except percentages)
Gross premiums written	$35.0	$30.8
Net premiums earned	$35.4	$23.3
Net loss and loss adjustment expense ratio	56.9%	60.2%
Ratio of acquisition expenses to earned premiums	24.4%	23.8%
Ratio of all other expenses to gross written premiums	16.0%	16.3%
Liquidity and Capital Resources
Specialty Underwriters’ Alliance, Inc. is organized as a holding company and, as such, has no direct operations of its own. Its assets consist primarily of investments in its subsidiary, through which it conducts substantially all of its insurance operations.
As a holding company, Specialty Underwriters’ Alliance, Inc. will have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends and other statutorily permissible payments from its operating subsidiary. The ability of its operating subsidiary to make payments to it will be limited by the applicable laws and regulations of Illinois. There will be restrictions on the payment of dividends to it by its insurance subsidiary.
Cash Flows
A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in millions)
Cash provided by (used for)
Operating activities	$18.7	$14.4
Investing activities	(19.7)	(19.3)
Financing activities	0.2	1.3

Change in cash	$(0.8)	$(3.6)

For the three months ended March 31, 2007, net cash from operating activities was $18.7, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $14.4 million for the three months ended March 31, 2006. The increase in net cash provided by operating activities reflects the overall growth in our business for 2007 compared to 2006.
Cash used for investment activities was $19.7 million for the quarter ended March 31, 2007, principally representing purchases of investments and additions to equipment and capitalized software. For the quarter ended March 31, 2006, cash used in investment activities was $19.3 million, also principally representing increases in investments and additions to equipment and capitalized software.
We had cash flows from financing activities of $0.2 million from sales of Class B Common Stock to partner agents for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, cash flows from financing activities from sales of Class B Common Stock to partner agents was $1.3 million.

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
The aggregate fair market value of our fixed maturity investments at March 31, 2007 was $153.0 million compared to amortized cost of $153.4 million. The aggregate fair market value of our fixed maturity investments at December 31, 2006 was $144.5 million compared to amortized cost of $145.6 million.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We seek to mitigate that risk by a number of actions, as described below.
Interest Rate Risk
Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of our consolidated asset and liability positions. We model and periodically review estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves.
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

			Estimated Fair Value	Increase
	Fair Value at	Assumed Change in	After Change in	(Decrease) in
	3/31/2007	Relevant Interest Rate	Interest Rate	Carrying Value
	(dollars in thousands)
Total investments	$181,960	100 bp decrease	$186,912	$4,952
		50 bp decrease	$184,565	$2,605
		50 bp increase	$179,237	$(2,723)
		100 bp increase	$176,391	$(5,569)
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
The portfolio of fixed maturities consists solely of high quality bonds at March 31, 2007 and December 31, 2006. The following table summarizes bond ratings at market or fair value:

	3/31/2007		12/31/2006
	Market Value	Percent of	Market Value	Percent of
	(dollars in thousands)	Portfolio	(dollars in thousands)	Portfolio
US Govt & Other Bonds	$97,264	63.6%	$88,843	61.5%
AA Rated	17,591	11.5%	15,959	11.0%
A Rated	38,125	24.9%	39,718	27.5%

Total	$152,980	100.0%	$144,520	100.0%

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

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
None.
Item 1A: Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2: Recent Sales of Unregistered Securities
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Submission of Matters to a Vote of Security Holders
None.
Item 5: Other Information
None.

Item 6: Exhibits
Exhibits:

Exhibit
Number	Description
10.1	Partner Agent Program Agreement dated March 22, 2007 between SUA Insurance Company and Flying Eagle Insurance Services, Inc.

10.2	Securities Purchase Agreement dated March 22, 2007 between the Registrant and Flying Eagle Insurance Services, Inc.

10.3	Amendment No. 4 to the Partner Agent Program Agreement between the Registrant and American Patriot Insurance Agency, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)
Dated: May 4, 2007	By:	/s/ Courtney C. Smith
		Name:	Courtney C. Smith
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2007	By:	/s/ Peter E. Jokiel
		Name:	Peter E. Jokiel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description
10.1	Partner Agent Program Agreement dated March 22, 2007 between SUA Insurance Company and Flying Eagle Insurance Services, Inc.

10.2	Securities Purchase Agreement dated March 22, 2007 between the Registrant and Flying Eagle Insurance Services, Inc.

10.3	Amendment No. 4 to the Partner Agent Program Agreement between the Registrant and American Patriot Insurance Agency, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002