Form 10-Q
period 2007-06-30
Specialty Underwriters Alliance, Inc.
filed 2007-08-06
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2007, there were 14,697,355 shares of common stock, $0.01 par value, outstanding and 734,439 shares of non-voting Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	As of
	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Fixed maturity investments, at fair value (amortized cost: $166,368 and $145,581)	$163,522	$144,520
Short-term investments, at amortized cost (which approximates fair value)	30,546	19,538

Total investments	194,068	164,058
Cash	558	2,375
Insurance premiums receivable	75,701	68,310
Reinsurance recoverable on unpaid loss and loss adjustment expenses	77,855	80,976
Prepaid reinsurance premiums	685	3,577
Investment income accrued	1,734	1,566
Equipment and capitalized software at cost (less accumulated depreciation of $6,063 and $3,915)	11,293	8,643
Intangible assets	10,745	10,745
Deferred acquisition costs	19,229	19,876
Other assets	2,498	3,171

Total assets	$394,366	$363,297

Liabilities
Loss and loss adjustment expense reserves	$160,575	$141,200
Unearned insurance premiums	95,019	89,804
Insured deposit funds	10,684	10,366
Accounts payable and other liabilities	8,864	7,945

Total liabilities	275,142	249,315

Stockholders’ equity
Common stock at $.01 par value per share - authorized 30,000,000 shares; issued and outstanding 14,697,355 and 14,682,355 shares	147	147
Class B common stock at $.01 par value per share - authorized 2,000,000 shares; issued and outstanding 720,032 and 679,152 shares	7	7
Paid-in capital — common stock	129,042	128,372
Paid-in capital — class B common stock	5,163	4,838
Accumulated deficit	(12,289)	(18,321)
Accumulated other comprehensive loss	(2,846)	(1,061)

Total stockholders’ equity	119,224	113,982

Total liabilities and stockholders’ equity	$394,366	$363,297

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Earned insurance premiums	$37,194	$25,230	$72,556	$48,486
Net investment income	2,338	1,432	4,418	2,576
Net realized gains (losses)	24	(3)	27	(2)

Total revenue	39,556	26,659	77,001	51,060

Expenses
Loss and loss adjustment expenses	21,894	14,475	42,030	28,472
Acquisition expenses	9,103	5,188	17,731	10,731
Other operating expenses	5,487	4,767	11,084	9,766

Total expenses	36,484	24,430	70,845	48,969

Pretax income	3,072	2,229	6,156	2,091
Federal income tax expense	(62)	(62)	(124)	(124)

Net income	3,010	2,167	6,032	1,967
Net change in unrealized gains and losses for investments held, after tax	(2,418)	(798)	(1,785)	(1,636)

Comprehensive income	$592	$1,369	$4,247	$331

Earnings per share available to common stockholders (in dollars)
Basic	$0.20	$0.14	$0.39	$0.13
Diluted	$0.20	$0.14	$0.39	$0.13

Weighted Average Shares Outstanding
Basic	15,406	15,176	15,390	15,096
Diluted	15,406	15,176	15,390	15,096
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders'
	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2006	$147	$128,372	$7	$4,838	$(18,321)	$(1,061)	$113,982

Net income					6,032		6,032

Net change in unrealized investment losses, net of tax						(1,785)	(1,785)

Stock issuance		123		325			448

Stock based compensation		547					547

Balance at June 30, 2007	$147	$129,042	$7	$5,163	$(12,289)	$(2,846)	$119,224

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months
	Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operations
Net income	$6,032	$1,967

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	124	124
Net realized (gains) losses	(27)	2
Amortization of bond premium (discount)	(23)	214
Depreciation	2,148	1,051
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,121	3,867
Loss and loss adjustment expense reserves	19,375	19,078
Insurance premiums receivable	(7,391)	(10,890)
Unearned insurance premiums	5,215	13,796
Deferred acquisition costs	647	(3,977)
Prepaid reinsurance premiums	2,892	2,433
Insured deposit funds	318	4,775
Other, net	1,970	497

Total adjustments	28,369	30,970

Net cash flows provided by operations	34,401	32,937

Cash flows from investing activities
Net increase in short-term investments	(11,008)	(1,252)
Redemptions, calls and maturities of fixed maturity investments	9,803	3,876
Purchases of fixed maturity investments	(30,540)	(33,350)
Purchase of equipment and capitalized software	(4,798)	(2,410)

Net cash flows used for investing activities	(36,543)	(33,136)

Cash flows from financing activities
Issuance of common stock	325	2,181

Net cash provided by (used for) financing activities	325	2,181

Net (decrease) increase in cash during the period	(1,817)	1,982
Cash at beginning of the period	2,375	5,329

Cash at the end of the period	$558	$7,311

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
The interim financial data as of June 30, 2007, and for the three and six months periods ended June 30, 2007 and June 30, 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of certain tax positions. The Company has taken no tax position which would require disclosure under the new guidance. Although the IRS is not currently examining any of the Company’s income tax returns, tax years 2003 through 2006 remain open and are subject to examination.
Note 2. Net Income Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 742,466 and 752,466 for the three months ended June 30, 2007 and June 30, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
	(dollars in thousands, except per share data)
Net income	$3,010	$2,167
Weighted average common shares outstanding (basic and diluted)	15,406	15,176
Net income per share (basic and diluted)	$0.20	$0.14
Outstanding options of 742,466 and 752,466 for the six months ended June 30, 2007 and June 30, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(dollars in thousands, except per share data)
Net income	$6,032	$1,967
Weighted average common shares outstanding (basic and diluted)	15,390	15,096
Net income per share (basic and diluted)	$0.39	$0.13

Note 3. Income Taxes
As of June 30, 2007 and December 31, 2006 the Company had tax basis net operating loss carryforwards of $10,761 and $18,255, respectively, which will expire on December 31, 2026 and December 31, 2025, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portions of these costs were $1,108 and $1,344 at June 30, 2007 and December 31, 2006, respectively.
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
Note 4. Unpaid Loss and Loss Adjustment Expense Reserves
Loss and loss adjustment expense (LAE) reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of various actuarial methods, as well as consideration of known facts and trends.
At June 30, 2007, the Company reported gross loss and LAE reserves of $160,575, of which $63,177 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2006, the Company reported gross loss and LAE reserves of $141,200, of which $71,592 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $1,367 as of June 30, 2007 and $1,016 as of December 31, 2006. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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

Note 6. Equity Based Compensation
On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards, and deferred stock awards (as well as dividend equivalents in connection with deferred stock awards). In addition, should any of the 742,466 options outstanding under the 2004 Plan be terminated, those shares will also be available under the 2007 Plan.
The 2007 Plan provides for an automatic grant of 3,000 unrestricted shares of common stock to independent directors upon the first business day following re-election to the Board of Directors at the Annual Meeting of the Stockholders. On May 2, 2007, 15,000 shares were issued to independent directors who were re-elected to the Board at the 2007 Annual Meeting of the Stockholders held on May 1, 2007. This automatic grant replaced an automatic grant under the 2004 Plan of 10,000 options to independent directors upon re-election to the Board at the annual meetings. The compensation expense associated with the automatic grant of 15,000 shares was $123, based on the fair market value of the shares on the date of grant under FAS 123R. No other awards were made under the 2007 Plan or the 2004 Plan in the second quarter of 2007.

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
On November 23, 2004 we completed our IPO and concurrent private placements and completed the acquisition of Potomac. After giving effect to the acquisition, we changed the name of Potomac to SUA Insurance Company.
Prior to our IPO, all activities consisted of start-up activities related to our IPO and costs to establish the infrastructure required to commence insurance operations.
On January 1, 2005 we commenced our insurance operations.

Three Months Ended June 30, 2007 as compared to the Three Months Ended June 30, 2006

			Percentage
			Change
	Three Months Ended June 30,		2007 vs.
	2007	2006	2006
	(unaudited)
	(dollars in millions, except percentages and per share data)
Results of operations:
Gross written premiums	$48.6	$37.4	30.0%
Net written premiums	46.2	34.9	32.4%

Earned premiums	37.2	25.2	47.6%
Net investment income	2.3	1.5	53.3%
Net realized gains (losses)	0.1	0.0	*

Total revenues	$39.6	$26.7	48.3%

Loss and loss adjustment expense	$21.9	$14.5	51.0%
Acquisition expenses	9.1	5.2	75.0%
Other operating expenses	5.5	4.7	17.0%

Total expenses	$36.5	$24.4	49.6%

Pre-tax income	$3.1	$2.3	34.8%
Federal income tax (expense)	(0.1)	(0.1)	*

Net income (loss)	$3.0	$2.2	36.4%

Net income(loss) per share
Basic and diluted	$0.20	$0.14	42.9%
Weighted average common shares outstanding (basic and diluted)	15.4	15.2	1.3%
* Not meaningful
Net income for the quarter ended June 30, 2007 was $3.0 million, compared to net income of $2.2 million for the quarter ended June 30, 2006. Earnings per share for the quarter ended June 30, 2007 was $0.20, versus earnings per share of $0.14 for the quarter ended June 30, 2006. The increase in net income was primarily due to an increase in premium production.
Gross written premiums increased 30.0% from $37.4 million for the three months ended June 30, 2006 to $48.6 million for the three months ended June 30, 2007. Earned premiums grew 47.6% to $37.2 million for the quarter ended June 30, 2007 compared to $25.2 million for the quarter ended June 30, 2006. Premiums are earned ratably over the terms of our insurance policies, which is generally 12 months.
Net investment income was $2.3 million for the quarter ended June 30, 2007 versus $1.5 million for the quarter ended June 30, 2006. The increase in net investment income reflects a significant growth in our cash and invested assets from $139.2 million at June 30, 2006 to $194.6 million at June 30, 2007. Loss and loss adjustment expenses were $21.9 million for the three months ended June 30, 2007, compared to $14.5 million for the three months ended June 30, 2006. Acquisition expenses were $9.1 million, compared to $5.2 million for the prior year period.
Other operating expenses were $5.5 million for the quarter ended June 30, 2007, which consisted of salaries and benefit costs of $1.7 million (excluding $1.6 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.5 million of professional and consulting fees, $1.1 million of depreciation and amortization, $0.4 million of stock based compensation expense and $1.8 million of other expenses. For the quarter ended June 30, 2006, other operating expenses were $4.7 million, comprised of salaries and benefit costs of $1.4 million (excluding $1.0 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.8 million of professional and consulting fees, $0.6 million of depreciation and amortization, $0.3 million of stock based compensation expense and $1.6 million of other expenses.

For the second quarter of 2007, our net loss and loss adjustment expense ratio was 58.9 percent, an increase of 1.5 percent compared to the comparable quarter in 2006 and an increase of 2.4 percent as compared to year-end. These increases were primarily driven by an increase in large losses associated with our commercial automobile business. Underwriting results in workers’ compensation, general liability and other lines continue to meet expectations.
Tax expense of $0.1 million for the quarters ended June 30, 2007 and June 30, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets.
Premium breakdown by partner agent was as follows:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
AEON Insurance Group, Inc.	$6.9	14.2%	$4.1	11.0%
American Team Managers	9.0	18.5%	7.6	20.3%
Appalachian Underwriters, Inc.	5.7	11.7%	3.2	8.5%
Flying Eagle Insurance Services, Inc.	1.1	2.3%	—	0.0%
Insential, Inc.	0.5	1.0%	0.4	1.1%
Risk Transfer Holdings, Inc.	23.4	48.2%	22.1	59.1%
Specialty Risk Solutions, LLC	1.2	2.5%	—	0.0%
Involuntary risk	0.8	1.6%	—	0.0%

Total	$48.6	100.0%	$37.4	100.0%

Although generally more diversified in the second quarter of 2007 than in 2006, our premiums for the three months ended June 30, 2007 were primarily concentrated in Florida and California. Our gross written premiums for the three months ended June 30, 2007 and 2006 by state were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$14.9	30.6%	$11.6	31.0%
Florida	15.2	31.3%	18.4	49.2%
Other States	18.5	38.1%	7.4	19.8%

Total	$48.6	100.0%	$37.4	100.0%

Although more diversified in the second quarter of 2007 than in 2006, our business written for the three months ended June 30, 2007 was also heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$27.2	56.0%	$23.5	62.8%
General liability	10.0	20.6%	7.6	20.3%
Commercial automobile	10.3	21.2%	5.7	15.3%
All other	1.1	2.2%	0.6	1.6%

Total	$48.6	100.0%	$37.4	100.0%

For workers’ compensation, Florida approved a rate decrease of 15.7% effective January 1, 2007. California also recently approved a rate decrease of 9.5% for 2007. In spite of the recent reforms, we still believe that Florida and California are attractive workers’ compensation markets.
The table below provides key operating statistics and ratios for the three months ended June 30, 2007 and 2006:

	For the Three Months
	Ended June 30,
	2007	2006
	(dollars in millions,
	except percentages)
Gross premiums written	$48.6	$37.4
Net premiums earned	$37.2	$25.2
Net loss and loss adjustment expense ratio	58.9%	57.4%
Ratio of acquisition expenses to earned premiums	24.5%	20.6%
Ratio of all other expenses to gross written premiums	11.3%	12.7%
Six Months Ended June 30, 2007 as compared to the Six Months Ended June 30, 2006

			Percentage
			Change
	Six Months Ended June 30,		2007 vs.
	2007	2006	2006
	(unaudited)
	(dollars in millions, except for percentages and per share data)
Results of operations:
Gross written premiums	$83.6	$68.2	22.6%
Net written premiums	77.8	62.3	24.9%

Earned premiums	72.6	48.5	49.7%
Net investment income	4.4	2.6	69.2%

Total revenues	$77.0	$51.1	50.7%

Loss and loss adjustment expense	$42.0	$28.5	47.4%
Acquisition expenses	17.7	10.7	65.4%
Other operating expenses	11.1	9.8	13.3%

Total expenses	$70.8	$49.0	44.5%

Pre-tax income	$6.1	$2.1	190.5%
Federal income tax (expense)	(0.1)	(0.1)	*

Net income (loss)	$6.0	$2.0	200.0%

Net income(loss) per share
Basic and diluted	$0.39	$0.13	200.0%
Weighted average common shares outstanding (basic and diluted)	15.4	15.1	2.0%
* Not meaningful
Net income for the six months ended June 30, 2007 was $6.0 million, compared to net income of $2.0 for the six months ended June 30, 2006. Earnings per share for the six months ended June 30, 2007 was $0.39, versus earnings per share of $0.13 for the six months ended June 30, 2006. The increase in net income was primarily due to an increase in premium production.
Gross written premiums increased 22.6% from $68.2 million for the six months ended June 30, 2006 to $83.6 million for the six months ended June 30, 2007. Earned premiums grew 49.7% to $72.6 million for the six months ended June 30, 2007 compared to $48.5 million for the six months ended June 30, 2006.
Net investment income was $4.4 million for the six months ended June 30, 2007 versus $2.6 million for the six months ended June 30, 2006. Loss and loss adjustment expenses were $42.0 million for the six months ended June 30, 2007, compared to $28.5 million for the six months ended June 30, 2006. Acquisition expenses were $17.7 million, compared to $10.7 million for the prior year period.

Other operating expenses were $11.1 million for the six months ended June 30, 2007, which consisted of salaries and benefit costs of $3.3 million (excluding $3.2 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $1.7 million of professional and consulting fees, $2.1 million of depreciation and amortization, $0.7 million of stock based compensation expense and $3.3 million of other expenses. For the six months ended June 30, 2006, other operating expenses were $9.8 million, comprised of salaries and benefit costs of $2.8 million (excluding $2.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $2.2 million of professional and consulting fees, $1.0 million of depreciation and amortization, $0.5 million of stock based compensation expense and $3.3 million of other expenses.
Tax expense of $0.1 million for the six months ended June 30, 2007 and June 30, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets.
Premium breakdown by partner agent was as follows:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
AEON Insurance Group, Inc.	$11.9	14.2%	$7.6	11.2%
American Team Managers	20.2	24.2%	14.8	21.7%
Appalachian Underwriters, Inc.	10.1	12.1%	5.0	7.3%
Flying Eagle Insurance Services, Inc.	1.1	1.3%	—	0.0%
Insential, Inc.	0.8	0.9%	0.4	0.6%
Risk Transfer Holdings, Inc.	37.5	44.9%	40.4	59.2%
Specialty Risk Solutions, LLC	1.2	1.4%	—	0.0%
Involuntary risk	0.8	1.0%	—	0.0%

Total	$83.6	100.0%	$68.2	100.0%

Although generally more diversified in the six months ended June 30, 2007 than in 2006, our premiums for the six months ended June 30, 2007 were primarily concentrated in Florida and California. Our gross written premiums for the six months ended 2007 and 2006 by state were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$28.7	34.3%	$22.0	32.3%
Florida	22.5	26.9%	28.2	41.3%
Other States	32.4	38.8%	18.0	26.4%

Total	$83.6	100.0%	$68.2	100.0%

Although more diversified in the six months ended June 30, 2007 than in 2006, our business written for the six months ended June 30, 2007 was also heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$45.9	54.9%	$44.5	65.2%
General liability	18.6	22.2%	13.7	20.1%
Commercial automobile	17.3	20.7%	9.0	13.2%
All other	1.8	2.2%	1.0	1.5%

Total	$83.6	100.0%	$68.2	100.0%

The table below provides key operating statistics and ratios for the six months ended June 30, 2007 and 2006:

	For the Six Months
	Ended June 30,
	2007	2006
	(dollars in millions,
	except percentages)
Gross premiums written	$83.6	$68.2
Net premiums earned	$72.6	$48.5
Net loss and loss adjustment expense ratio	57.9%	58.7%
Ratio of acquisition expenses to earned premiums	24.4%	22.1%
Ratio of all other expenses to gross written premiums	13.3%	14.3%
Liquidity and Capital Resources
Specialty Underwriters’ Alliance, Inc. is organized as a holding company and, as such, has no direct operations of its own. Its assets consist primarily of investments in its subsidiary, through which it conducts substantially all of its insurance operations.
As a holding company, Specialty Underwriters’ Alliance, Inc. has continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes and the payment of other obligations. Funds to meet these obligations come primarily from dividends and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make payments to us is limited by the applicable laws and regulations of Illinois. There are restrictions on the payment of dividends to us by our insurance subsidiary.
Cash Flows
A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2007	2006
	(dollars in millions)
Cash provided by (used for)
Operating activities	$34.4	$32.9
Investing activities	(36.5)	(33.1)
Financing activities	0.3	2.2

Change in cash	$(1.8)	$2.0

For the six months ended June 30, 2007, net cash from operating activities was $34.4, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $32.9 million for the six months ended June 30, 2006. The increase in net cash provided by operating activities reflects the overall growth in our business for 2007 compared to 2006.
Cash used for investment activities was $36.5 million for the six months ended June 30, 2007, principally representing purchases of investments and additions to equipment and capitalized software. For the six months ended June 30, 2006, cash used in investment activities was $33.1 million, also principally representing increases in investments and additions to equipment and capitalized software.
We had cash flows from financing activities of $0.3 million from sales of Class B Common Stock to partner agents for the six months ended June 30, 2007. For the six months ended June 30, 2006, cash flows from financing activities from sales of Class B Common Stock to partner agents was $2.2 million.
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
The aggregate fair market value of our fixed maturity investments at June 30, 2007 was $163.5 million compared to amortized cost of $166.4 million. The aggregate fair market value of our fixed maturity investments at December 31, 2006 was $144.5 million compared to amortized cost of $145.6 million.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

			Estimated Fair Value	Increase
	Fair Value at	Assumed Change in	After Change in	(Decrease) in
	June 30, 2007	Relevant Interest Rate	Interest Rate	Carrying Value
	(dollars in thousands)
Total investments	$194,068	100 bp decrease	$199,885	$5,817
		50 bp decrease	$197,050	$2,982
		50 bp increase	$191,002	$(3,066)
		100 bp increase	$187,918	$(6,150)
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

The portfolio of fixed maturities consists solely of high quality bonds at June 30, 2007 and December 31, 2006. The following table summarizes bond ratings at market or fair value:

	As of June 30, 2007		As of December 31, 2006
	Market Value	Percent of	Market Value	Percent of
	(dollars in thousands)	Portfolio	(dollars in thousands)	Portfolio
US Govt & AAA Bonds	$104,577	64.0%	$88,843	61.5%
AA Rated	20,424	12.5%	15,959	11.0%
A Rated	37,320	22.8%	39,718	27.5%
BBB Rated	1,201	0.7%	—	0.0%

Total	$163,522	100.0%	$144,520	100.0%

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
Item 2: Recent Sales of Unregistered Securities
None.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 1, 2007, stockholders elected each of the following director nominees to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, with the following votes:

	For	Withheld
Courtney C. Smith	11,780,094	737,994
Peter E. Jokiel	11,666,286	849,802
Robert E. Dean	11,807,694	710,394
Raymond C. Groth	11,807,694	710,394
Paul A. Philp	11,808,694	709,394
Robert H. Whitehead	11,807,694	710,394
Russell E. Zimmermann	11,808,694	709,394
At the same meeting, the selection of PricewaterhouseCoopers LLP as independent auditors for the current year was ratified, with the following votes:

For	Against	Abstentions
12,317,938	184,600	15,550
At the same meeting, shareholders voted to approve the 2007 Stock Incentive Plan of the Company, with the following votes:

For	Against	Abstentions
7,210,266	932,327	3,250
The vote totals for all three matters submitted to a vote of the security holders did not include 3,664,812 broker non-votes, which were counted for the purposes of determining the presence of a quorum, but which did not have an effect on the outcome of any matter voted upon at the meeting.
No other matters were voted on at the meeting.

Item 5: Other Information
None.
Item 6: Exhibits
Exhibits:

Exhibit
Number	Description

10.1	Fourth Amendment to the Securities Purchase Agreement between the Registrant and Specialty Risk Solutions, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)
Dated: August 6, 2007	By:	/s/ Courtney C. Smith
		Name:	Courtney C. Smith
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2007	By:	/s/ Peter E. Jokiel
		Name:	Peter E. Jokiel
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description

10.1	Fourth Amendment to the Securities Purchase Agreement between the Registrant and Specialty Risk Solutions, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002