Form 10-Q
period 2007-09-30
Specialty Underwriters Alliance, Inc.
filed 2007-11-02
CIK 1297568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2007, there were 14,697,355 shares of common stock, $0.01 par value, outstanding and 813,314 shares of non-voting Class B common stock, $0.01 par value, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
INDEX

Page No.

PART I – FINANCIAL INFORMATION	3

Item 1: Financial Statements	3

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3: Quantitative and Qualitative Disclosures About Market Risk	17

Item 4: Controls and Procedures	18

PART II – OTHER INFORMATION	19

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults Upon Senior Securities	19

Item 4: Submission of Matters to a Vote of Security Holders	19

Item 5: Other Information	19

Item 6: Exhibits	20

Signatures	21

Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
(dollars in thousands)

	As of
	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Fixed maturity investments, at fair value (amortized cost: $164,831 and $145,581)	$164,106	$144,520
Short-term investments, at amortized cost (which approximates fair value)	50,917	19,538

Total investments	215,023	164,058
Cash	878	2,375
Insurance premiums receivable	63,657	68,310
Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	76,164	80,976
Prepaid reinsurance premiums	177	3,577
Investment income accrued	1,413	1,566
Equipment and capitalized software at cost (less accumulated depreciation of $7,331 and $3,915)	12,045	8,643
Intangible assets	10,745	10,745
Deferred acquisition costs	17,541	19,876
Other assets	2,186	3,171

Total assets	$399,829	$363,297

Liabilities
Loss and loss adjustment expense reserves	$168,976	$141,200
Unearned insurance premiums	85,614	89,804
Insured deposit funds	11,495	10,366
Accounts payable and other liabilities	8,595	7,945

Total liabilities	274,680	249,315

Stockholders’ equity
Common stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,697,355 shares and 14,682,355 shares	147	147
Class B common stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 742,088 shares and 679,152 shares	7	7
Paid-in capital — common stock	129,320	128,372
Paid-in capital — class B common stock	5,326	4,838
Accumulated deficit	(8,926)	(18,321)
Accumulated other comprehensive loss	(725)	(1,061)

Total stockholders’ equity	125,149	113,982

Total liabilities and stockholders’ equity	$399,829	$363,297

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except for earnings per share)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Earned insurance premiums	$40,377	$31,712	$112,933	$80,198
Net investment income	2,517	1,628	6,935	4,204
Net realized gains (losses)	1	273	28	271

Total revenue	42,895	33,613	119,896	84,673

Expenses
Loss and loss adjustment expenses	24,047	18,250	66,077	46,722
Acquisition expenses	9,609	6,701	27,340	17,432
Other operating expenses	5,815	5,019	16,899	14,785

Total expenses	39,471	29,970	110,316	78,939

Pretax income	3,424	3,643	9,580	5,734
Federal income tax expense	(61)	(61)	(185)	(185)

Net income	3,363	3,582	9,395	5,549
Net change in unrealized gains and losses for investments held, after tax	2,121	2,273	336	637

Comprehensive income	$5,484	$5,855	$9,731	$6,186

Earnings per share available to common stockholders (in dollars)
Basic	$0.22	$0.24	$0.61	$0.37
Diluted	$0.22	$0.24	$0.61	$0.37

Weighted Average Shares Outstanding
Basic	15,431	15,293	15,404	15,162
Diluted	15,431	15,293	15,404	15,162
The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
(dollars in thousands)
(unaudited)

						Accumulated
	Common	Paid-in	Common	Paid-in	Retained	Other	Total
	Stock	Capital	Stock	Capital	Earnings	Comprehensive	Stockholders’
	Class A	Class A	Class B	Class B	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2006	$147	$128,372	$7	$4,838	$(18,321)	$(1,061)	$113,982

Net income					9,395		9,395

Net change in unrealized investment gains and (losses), net of tax						336	336

Stock issuance		123		488			611

Stock based compensation		825					825

Balance at September 30, 2007	$147	$129,320	$7	$5,326	$(8,926)	$(725)	$125,149

The accompanying notes are an integral part of these financial statements.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months
	Ended
	September 30,
	2007	2006
	(unaudited)
Cash flows from operations
Net income	$9,395	$5,549

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	185	185
Net realized (gains) losses	(28)	(271)
Amortization of bond premium (discount)	(6)	296
Depreciation	3,416	1,768
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	4,812	6,730
Loss and loss adjustment expense reserves	27,776	29,341
Insurance premiums receivable	4,653	(17,839)
Unearned insurance premiums	(4,190)	18,503
Deferred acquisition costs	2,335	(4,869)
Prepaid reinsurance premiums	3,400	1,126
Insured deposit funds	1,129	3,522
Other, net	2,551	2,124

Total adjustments	46,033	40,616

Net cash flows provided by operations	55,428	46,165

Cash flows from investing activities
Net increase in short-term investments	(31,379)	(9,882)
Redemptions, calls and maturities of fixed maturity investments	14,233	13,590
Purchases of fixed maturity investments	(33,449)	(51,493)
Purchase of equipment and capitalized software	(6,818)	(3,805)

Net cash flows used for investing activities	(57,413)	(51,590)

Cash flows from financing activities
Issuance of common stock	488	2,822

Net cash provided by financing activities	488	2,822

Net (decrease) in cash during the period	(1,497)	(2,603)
Cash at beginning of the period	2,375	5,329

Cash at the end of the period	$878	$2,726

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
The interim financial data as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and September 30, 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
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
Note 2. Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 739,133 and 747,466 for the three months ended September 30, 2007 and September 30, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Three Months Ended	Three Months Ended
	Sept. 30, 2007	Sept. 30, 2006
	(in thousands, except per share data)
Net income	$3,363	$3,582
Weighted average common shares outstanding (basic and diluted)	15,431	15,293
Earnings per share (basic and diluted)	$0.22	$0.24
Outstanding options of 739,133 and 747,466 for the nine months ended September 30, 2007 and September 30, 2006 have been excluded from diluted earnings per share, as they were anti-dilutive.

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006
	(in thousands, except per share data)
Net income	$9,395	$5,549
Weighted average common shares outstanding (basic and diluted)	15,404	15,162
Earnings per share (basic and diluted)	$0.61	$0.37

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands)
Note 3. Income Taxes
As of September 30, 2007 and December 31, 2006 the Company had tax basis net operating loss carryforwards of $6,786 and $18,564, respectively, which will expire on December 31, 2026 and December 31, 2025, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portions of these costs were $991 and $1,344 at September 30, 2007 and December 31, 2006, respectively.
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
At September 30, 2007, the Company reported gross loss and LAE reserves of $168,976, of which $61,119 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2006, the Company reported gross loss and LAE reserves of $141,200, of which $71,592 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $1,481 as of September 30, 2007 and $1,016 as of December 31, 2006. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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

NOTES TO FINANCIAL STATEMENTS — SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(dollars in thousands)
Note 6. Equity Based Compensation
On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards, and deferred stock awards (as well as dividend equivalents in connection with deferred stock awards). In addition, should any of the 742,466 options outstanding under the 2004 Plan as of the date of adoption of the 2007 Plan be terminated, those shares will also be available under the 2007 Plan.
The 2007 Plan provides for an automatic grant of 3,000 unrestricted shares of common stock to independent directors upon the first business day following re-election to the Board of Directors at the Annual Meeting of the Stockholders. On May 2, 2007, 15,000 shares were issued to independent directors who were re-elected to the Board at the 2007 Annual Meeting of the Stockholders held on May 1, 2007. This automatic grant replaced an automatic grant under the 2004 Plan of 10,000 options to independent directors upon re-election to the Board at the annual meetings. The compensation expense associated with the automatic grant of 15,000 shares was $123, based on the fair market value of the shares on the date of grant under FAS 123R. No other awards have been made under the 2007 Plan or the 2004 Plan in 2007.

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
On January 1, 2005 we commenced our insurance operations.

Three Months Ended September 30, 2007 as compared to the Three Months Ended September 30, 2006

			Percentage Change
	Three Months Ended Sept. 30,		2007 vs.
	2007	2006	2006
	(unaudited)
	(dollars in millions, except percentages and per share data)
Results of operations:
Gross written premiums	$33.5	$38.9	(13.9)%
Net written premiums	30.9	36.4	(15.1)%

Earned premiums	40.4	31.7	27.4%
Net investment income	2.5	1.6	56.3%
Net realized gains (losses)	—	0.3	*

Total revenues	$42.9	$33.6	27.7%

Loss and loss adjustment expense	$24.1	$18.3	31.7%
Acquisition expenses	9.6	6.7	43.3%
Other operating expenses	5.8	5.0	16.0%

Total expenses	$39.5	$30.0	31.7%

Pre-tax income	$3.4	$3.6	(5.6)%
Federal income tax (expense)	—	—	*

Net income (loss)	$3.4	$3.6	(5.6)%

Earnings (loss) per share
Basic and diluted	$0.22	$0.24	(8.3)%
Weighted average common shares outstanding (basic and diluted)	15.4	15.3	0.7%

Key ratios
Net loss and loss adjustment expense ratio	59.6%	57.6%	2.0%
Ratio of acquisition expenses to earned premiums	23.8%	21.1%	2.7%
Ratio of all other expenses to gross written premiums	17.4%	12.9%	4.5%

*	Not meaningful
Net income for the quarter ended September 30, 2007 was $3.4 million, compared to net income of $3.6 million for the quarter ended September 30, 2006. Earnings per share for the quarter ended September 30, 2007 was $0.22, versus earnings per share of $0.24 for the quarter ended September 30, 2006.
Gross written premiums were $33.5 million for the three months ended September 30, 2007 compared to $38.9 million for the three months ended September 30, 2006. The decrease in premium production was primarily the result of greater competition, lower rates, and reduced exposure bases. This was partially offset by the addition of a new partner agent and customer classes in 2007, including the addition of Flying Eagle Insurance Services, Inc. and a small workers’ compensation program with Appalachian Underwriters, Inc.
Earned premiums grew 27.4% to $40.4 million for the quarter ended September 30, 2007 compared to $31.7 million for the quarter ended September 30, 2006. The increase in earned premium was primarily attributable to increased premium writings in 2006, continuing into the first half of 2007. Premiums are earned ratably over the terms of our insurance policies, which are 12 months.
Net investment income was $2.5 million for the quarter ended September 30, 2007 versus $1.6 million for the quarter ended September 30, 2006. The increase in net investment income reflects significant growth in our total investments from $151.4 million at September 30, 2006 to $215.0 million at September 30, 2007 resulting from positive operating cash flows.

Other operating expenses were $5.8 million for the quarter ended September 30, 2007, which consisted of salaries and benefit costs of $2.0 million (excluding $1.4 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.5 million of professional and consulting fees, $1.3 million of depreciation and amortization, $0.2 million of stock based compensation expense and $1.8 million of other expenses. For the quarter ended September 30, 2006, other operating expenses were $5.0 million, comprised of salaries and benefit costs of $1.4 million (excluding $1.1 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $0.9 million of professional and consulting fees, $0.8 million of depreciation and amortization, $0.3 million of stock based compensation expense and $1.6 million of other expenses.
Acquisition expenses were $9.6 million for the three months ended September 30, 2007, compared to $6.7 million for the three months ended September 30, 2006. This increase was primarily due to a greater level of earned premium as well as partner agent profit sharing.
For the third quarter of 2007, our net loss and loss adjustment expense ratio was 59.6 percent, an increase of 2.0 percent compared to the comparable quarter in 2006 and an increase of 3.1 percent as compared to year-end. These increases were primarily driven by an increase in large losses associated with our commercial automobile business in the current accident year, partially offset by improvements in workers’ compensation and general liability for prior accident years.
Written premium by partner agent was as follows:

	Three Months Ended		Three Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
AEON Insurance Group, Inc.	$7.9	23.6%	$8.1	20.8%
American Team Managers	7.1	21.2%	8.9	22.9%
Appalachian Underwriters, Inc.	2.7	8.0%	3.5	9.0%
Flying Eagle Insurance Services, Inc.	1.2	3.6%	—	0.0%
Insential, Inc.	0.5	1.5%	0.6	1.6%
Risk Transfer Holdings, Inc.	12.1	36.1%	15.6	40.1%
Specialty Risk Solutions, LLC	1.8	5.4%	2.0	5.1%
Involuntary risk	0.2	0.6%	0.2	0.5%

Total	$33.5	100.0%	$38.9	100.0%

On October 1, 2007 we signed First Light Program Managers, Inc. as a partner agent, writing commercial general liability, commercial automobile and physical damage for selected customer classes in the trucking industry in the southeastern region.
Our gross written premiums for the three months ended September 30, 2007 and 2006 by state were as follows:

	Three Months Ended		Three Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$14.1	42.1%	$13.7	35.2%
Florida	2.8	8.4%	11.2	28.8%
Other States	16.6	49.5%	14.0	36.0%

Total	$33.5	100.0%	$38.9	100.0%

The reduction in Florida premium primarily resulted from one large account originally written in the third quarter of 2006 that was cancelled and rewritten in the fourth quarter of 2006.

Our gross written premiums by line of business as a percentage of total gross written premiums for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Three Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$14.3	42.7%	$17.5	45.0%
General liability	9.5	28.3%	11.7	30.0%
Commercial automobile	8.5	25.4%	8.8	22.6%
All other	1.2	3.6%	0.9	2.4%

Total	$33.5	100.0%	$38.9	100.0%

For workers’ compensation, Florida approved a rate decrease of 15.7% effective January 1, 2007. California also recently approved a rate decrease of 9.5% for 2007. Despite these rate decreases, we still believe that Florida and California are attractive workers’ compensation markets.

Nine Months Ended September 30, 2007 as compared to the Nine Months Ended September 30, 2006

			Percentage Change
	Nine Months Ended Sept. 30,		2007 vs.
	2007	2006	2006
	(unaudited)
	(dollars in millions, except percentages and per share data)
Results of operations:
Gross written premiums	$117.1	$107.2	9.2%
Net written premiums	108.7	98.7	10.1%

Earned premiums	112.9	80.2	40.8%
Net investment income	7.0	4.2	66.7%
Net realized gains (losses)	—	0.3	*

Total revenues	$119.9	$84.7	41.6%

Loss and loss adjustment expense	$66.1	$46.7	41.5%
Acquisition expenses	27.3	17.4	56.9%
Other operating expenses	16.9	14.8	14.2%

Total expenses	$110.3	$78.9	39.8%

Pre-tax income	$9.6	$5.7	68.4%
Federal income tax (expense)	(0.2)	(0.2)	*

Net income (loss)	$9.4	$5.5	70.9%

Earnings (loss) per share
Basic and diluted	$0.61	$0.37	64.9%
Weighted average common shares outstanding (basic and diluted)	15.4	15.2	1.3%

Key ratios
Net loss and loss adjustment expense ratio	58.5%	58.3%	0.2%
Ratio of acquisition expenses to earned premiums	24.2%	21.7%	2.5%
Ratio of all other expenses to gross written premiums	14.4%	13.8%	0.6%

*	Not meaningful
Net income for the nine months ended September 30, 2007 was $9.4 million, compared to net income of $5.5 for the nine months ended September 30, 2006. Earnings per share for the nine months ended September 30, 2007 was $0.61, versus earnings per share of $0.37 for the nine months ended September 30, 2006.
Gross written premiums increased 9.2% from $107.2 million for the nine months ended September 30, 2006 to $117.1 million for the nine months ended September 30, 2007. The increase in premiums was primarily driven by organic growth within our existing books of business, as well as the addition of Flying Eagle Insurance Services, Inc. as a partner agent and a small workers’ compensation program for Appalachian Underwriters, Inc. in 2007. This increase was partially offset by greater competition, lower rates and reduced exposure bases.
Earned premiums grew 40.8% to $112.9 million for the nine months ended September 30, 2007 compared to $80.2 million for the nine months ended September 30, 2006. The increase in earned premium was primarily attributable to increased premium writings in 2006, continuing into the first half of 2007. Premiums are earned ratably over the terms of our insurance policies, which are 12 months.
Net investment income was $7.0 million for the nine months ended September 30, 2007 versus $4.2 million for the nine months ended September 30, 2006. The increase in net investment income reflects significant growth in our total investments from $151.4 million at September 30, 2006 to $215.0 million at September 30, 2007 resulting from positive operating cash flows.

Other operating expenses were $16.9 million for the nine months ended September 30, 2007, which consisted of salaries and benefit costs of $5.3 million (excluding $4.6 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $2.2 million of professional and consulting fees, $3.4 million of depreciation and amortization, $0.9 million of stock based compensation expense and $5.1 million of other expenses. For the nine months ended September 30, 2006, other operating expenses were $14.8 million, comprised of salaries and benefit costs of $4.2 million (excluding $3.2 million of salary and benefit costs classified as loss adjustment expenses and acquisition expenses), $3.1 million of professional and consulting fees, $1.8 million of depreciation and amortization, $0.8 million of stock based compensation expense and $4.9 million of other expenses.
Acquisition expenses were $27.3 million for the nine months ended September 30, 2007, compared to $17.4 million for the nine months ended September 30, 2006. This increase was primarily due to a greater level of earned premium as well as partner agent profit sharing.
For the nine months ended September 30, 2007, our net loss and loss adjustment expense ratio was 58.5 percent, an increase of 0.2 percent compared to the comparable period in 2006 and an increase of 2.0 percent as compared to year-end. These increases were primarily driven by an increase in large losses associated with our commercial automobile business in the current accident year partially offset by improvements in workers’ compensation, and general liability for prior accident years.
Tax expense of $0.2 million for the nine months ended September 30, 2007 and September 30, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets.
Written premium by partner agent was as follows:

	Nine Months Ended		Nine Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
AEON Insurance Group, Inc.	$19.7	16.8%	$15.7	14.7%
American Team Managers	27.3	23.3%	23.6	22.0%
Appalachian Underwriters, Inc.	12.9	11.0%	8.5	7.9%
Flying Eagle Insurance Services, Inc.	2.3	2.0%	—	0.0%
Insential, Inc.	1.3	1.1%	1.0	0.9%
Risk Transfer Holdings, Inc.	49.6	42.3%	56.1	52.3%
Specialty Risk Solutions, LLC	3.0	2.6%	2.0	1.9%
Involuntary risk	1.0	0.9%	0.3	0.3%

Total	$117.1	100.0%	$107.2	100.0%

On October 1, 2007 we signed First Light Program Managers, Inc. as a Partner Agent, writing commercial general liability, commercial automobile and physical damage for selected customer classes in the trucking industry in the southeastern region.
Our gross written premiums for the nine months ended 2007 and 2006 by state were as follows:

	Nine Months Ended		Nine Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$42.8	36.6%	$35.7	33.3%
Florida	25.3	21.6%	39.4	36.8%
Other States	49.0	41.8%	32.1	29.9%

Total	$117.1	100.0%	$107.2	100.0%

The reduction in Florida premium primarily resulted from one large account originally written in the third quarter of 2006 that was cancelled and rewritten in the fourth quarter of 2006.
Our gross written premiums by line of business as a percentage of total gross written premiums for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended		Nine Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Percentage of		Percentage of
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$60.2	51.4%	$62.0	57.8%
General liability	28.1	24.0%	25.4	23.7%
Commercial automobile	25.8	22.0%	17.9	16.7%
All other	3.0	2.6%	1.9	1.8%

Total	$117.1	100.0%	$107.2	100.0%

For workers’ compensation, Florida approved a rate decrease of 15.7% effective January 1, 2007. California also recently approved a rate decrease of 9.5% for 2007. Despite these rate decreases, we still believe that Florida and California are attractive workers’ compensation markets.
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
Cash Flows
A summary of our cash flows is as follows:

	Nine Months Ended Sept. 30,
	2007	2006
	(dollars in millions)
Cash provided by (used for)
Operating activities	$55.4	$46.2
Investing activities	(57.4)	(51.6)
Financing activities	0.5	2.8

Change in cash	$(1.5)	$(2.6)

For the nine months ended September 30, 2007, net cash from operating activities was $55.4, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $46.2 million for the nine months ended September 30, 2006. The increase in net cash provided by operating activities reflects the overall growth in our business for 2007 compared to 2006.
Cash used for investment activities was $57.4 million for the nine months ended September 30, 2007, principally representing purchases of investments and additions to equipment and capitalized software. For the nine months ended September 30, 2006, cash used in investment activities was $51.6 million, also principally representing increases in investments and additions to equipment and capitalized software.

We had cash flows from financing activities of $0.5 million from sales of Class B Common Stock to partner agents for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, cash flows from financing activities from sales of Class B Common Stock to partner agents was $2.8 million.
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
The aggregate fair market value of our fixed maturity investments at September 30, 2007 was $164.1 million compared to amortized cost of $164.8 million. The aggregate fair market value of our fixed maturity investments at December 31, 2006 was $144.5 million compared to amortized cost of $145.6 million.
We have concluded that none of the available-for-sale securities with unrealized losses at September 30, 2007 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.
At September 30, 2007, we held $4.8 million in fair value, $5.0 million in book value, of investments with sub-prime exposure, all of which were rated “A” or better by established rating agencies.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

		Assumed Change	Estimated Fair Value	Increase
	Fair Value at	in Relevant	After Change in	(Decrease) in
	Sept. 30, 2007	Interest Rate	Interest Rate	Carrying Value
		(dollars in thousands)
Total investments	$215,023	100 bp decrease	$220,444	$5,421
		50 bp decrease	$217,807	$2,784
		50 bp increase	$212,121	$(2,902)
		100 bp increase	$209,151	$(5,872)
The average duration of our fixed maturity investments at September 30, 2007 was approximately 2.7 years.
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

The portfolio of fixed maturities consists solely of high quality bonds at September 30, 2007 and December 31, 2006. The following table summarizes bond ratings at market or fair value:

	As of Sept. 30, 2007		As of December 31, 2006
	Market Value	Percent of	Market Value	Percent of
	(dollars in thousands)	Portfolio	(dollars in thousands)	Portfolio
US Govt & AAA Bonds	$106,529	64.9%	$88,843	61.5%
AA Rated	20,819	12.7%	15,959	11.0%
A Rated	34,573	21.1%	39,718	27.5%
BBB Rated	2,185	1.3%	—	—%

Total	$164,106	100.0%	$144,520	100.0%

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
Item 2: Recent Sales of Unregistered Securities
There were no sales of unregistered securities that have not been previously reported on a Current Report on Form 8-K.
Item 3: Defaults Upon Senior Securities
None.
Item 4: Submission of Matters to a Vote of Security Holders
None.
Item 5: Other Information
On October 29, 2007, our Board of Directors adopted Amended and Restated By-Laws. The following is a description of the main provisions that were adopted or changed in the Amended and Restated By-Laws.
Consent of Stockholders in Lieu of a Meeting
The provisions regarding stockholder action taken by written consent were revised to remove extraneous language relating to a qualified public offering.
Election of Directors
Provisions regarding the election of our directors were revised to remove extraneous language relating to the rights of a former lender to the Company that were in effect while the Company was private. These rights were automatically terminated in connection with our initial public offering.
Direct Registration Program
The Company is listed on The NASDAQ Stock Market, LLC (“NASDAQ”), which requires that all listed securities be eligible to participate in a “direct registration program” on or after January 1, 2008. Although the existing By-Laws contemplated the issuance of uncertificated shares, Sections 5.01, 5.03 and 5.04 of our Amended and Restated By-Laws were amended to allow the Company to issue, record and transfer shares without the issuance of a physical certificate, making the Company eligible to participate in a direct registration program.
Electronic Transmission
Provisions were added to clarify that an “electronic transmission” means any form of communication, not directly involving the physical transmission of paper, that creates a record that may be retained, retrieved, and reviewed by a recipient thereof, and that may be directly reproduced in paper form by such recipient through an automated process.

Emergency By-Laws Provisions
Pursuant Section 110 of the Delaware General Corporation Law, provisions were added with respect to the conduct of the business of the Company during an emergency resulting from a catastrophe, disaster, calamity or other similar event.
The foregoing is a description of the amendments to the Company’s Amended and Restated By-Laws and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws. This description should be read in conjunction with the Amended and Restated By-Laws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and which is incorporated by reference herein.
Item 6: Exhibits
Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of the Registrant dated as of October 29, 2007

10.1	Amendment No. 4 to the Partner Agent Program Agreement between the Registrant and American Team Managers

10.2	SUA Insurance Company Partner Agent Program Agreement between the Registrant and First Light Program Managers, Inc.

10.3	Securities Purchase Agreement between the Registrant and First Lights Program Managers, Inc.

10.4	Form of Restricted Stock Agreement for Directors under the 2007 Stock Incentive Plan of the Registrant

10.5	Form of Restricted Stock Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant

10.6	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

Dated: November 2, 2007	By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2007	By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibits Index

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of the Registrant dated as of October 29, 2007

10.1	Amendment No. 4 to the Partner Agent Program Agreement between the Registrant and American Team Managers

10.2	SUA Insurance Company Partner Agent Program Agreement between the Registrant and First Light Program Managers, Inc.

10.3	Securities Purchase Agreement between the Registrant and First Lights Program Managers, Inc.

10.4	Form of Restricted Stock Agreement for Directors under the 2007 Stock Incentive Plan of the Registrant

10.5	Form of Restricted Stock Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant

10.6	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant

10.7	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002