Form 10-K
period 2007-12-31
Specialty Underwriters Alliance, Inc.
filed 2008-03-07
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50891

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-0432760 (I.R.S. Employer Identification Number)

222 South Riverside Plaza, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

Registrant’s telephone number, including area code (888) 782-4672

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2007 was approximately $122 million (assuming all of the outstanding shares of the Company’s Class B non-voting common stock, par value $0.01 per share, or the Class B Shares, are exchanged into an equal numbers of shares of the Company’s voting common stock, par value $0.01 per share, or the Common Stock). As of February 25, 2008, 14,697,355 shares of Common Stock and 870,755 Class B Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for Tuesday May 6, 2008.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are based on the Company’s assumptions and expectations concerning future events and financial performance and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “project,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “plan” or other words that convey uncertainty of future events or outcomes.

Even though we believe our expectations regarding future events and financial performance are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Such statements are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements such as the ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions; increased competition on the basis of pricing, capacity, coverage terms or other factors; the effects of acts of terrorism or war; developments in the world’s financial and capital markets that adversely affect the performance of our investments; changes in regulations or laws applicable to us, our subsidiaries, brokers or customers; acceptance of our products and services, including new products and services; decreased demand for our insurance products; loss of the services of any of our executive officers or other key personnel; the effects of mergers, acquisitions and divestitures; changes in legal theories of liability under our insurance policies; changes in accounting policies or practices; and changes in general economic conditions. Additional information on factors that could cause actual results to differ materially from those presented are discussed under the caption “RISK FACTORS.” You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. In light of the significant uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on the forward-looking statements contained within, which speak only as of the date on which they are made.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business

Overview

Specialty Underwriters’ Alliance, Inc. was incorporated in April 2003, and through its wholly-owned subsidiary, SUA Insurance Company, or SUA, offers specialty commercial property and casualty insurance products through independent general agents, or partner agents, that serve niche groups of insureds. These targeted customer groups require specialized knowledge due to their unique risk characteristics. We believe that this segment of the industry has historically been underserved by most standard property and casualty insurance companies because they lack this specialized knowledge and are not willing to make the necessary investment to gain the knowledge required to achieve underwriting profits.

Additionally, in the specialty property and casualty program business, insurance agents often have underwriting authority, are responsible for handling claims and are paid by up-front commissions on the amount of premiums written. We believe that this system does not serve the carriers, the agents or the insureds well. Poor underwriting results have led to underwriting losses for the carriers, which results in carrier turnover in the specialty program business, thereby creating instability in the niche insurance markets being served. In turn, agents incur additional costs in searching for, and converting to, new carriers and policyholders experience uncertainty regarding the placement of their coverage and quality of service from year to year.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Our business model is designed to better serve the specialty property and casualty marketplace by recognizing the void that exists in these underserved niche markets and the problems that undisciplined underwriting has created. Our business model emphasizes our relationship with a select number of partner agents, who have specialized business knowledge in the types of business classes we underwrite. We rely on these partner agents for industry insights and their understanding of the specific risks in the niche markets we serve. We bring together that knowledge with our disciplined underwriting practices and leading-edge technology and systems capabilities to provide insurance programs and products that are customized to the needs of the specialty markets that we serve.

Our business model is also designed to realign the interests of carriers, agents and insureds. Each of our partner agents are required to enter into agreements with us which provide that in exchange for marketing and pre-qualifying business for us, our partner agents receive an up-front commission designed to cover their costs and an underwriting profit-based commission paid over several years. In addition, each partner agent is required to purchase Class B Shares, which further aligns their interests with us and that of our shareholders. In return, we provide our partner agents with a five-year exclusive arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) covering a specific class of business and territory. Further, we have implemented a centralized information system designed to reduce processing and administrative time. Lastly, we are a stable, dedicated source of specialty program commercial property and casualty insurance capacity.

SUA currently has a secure category rating of “B+” (Good) from A.M. Best Company, Inc., or A.M. Best, which is the sixth highest of 15 rating levels.

Our website address is www.suainsurance.com. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filed via Edgar by our directors and executive officers and various other filings, including amendments thereto, with the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We also make available on our website our Corporate Governance Guidelines and Principles, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. This information also is available by written request to Investor Relations at our executive office address listed below. The information on our website is not incorporated by reference into this report.

Our principal executive offices are located at 222 South Riverside Plaza, Suite 1600, Chicago, Illinois 60606 and our telephone number is (888) 782-4672.

Capital Structure and Business Acquisitions

In the fourth quarter of 2004 we completed our initial public offering, or IPO, of 13,122,000 shares of Common Stock, at a price of $9.50 per share. Concurrent with the closing of the IPO, we (a) sold 1,000,000 shares of our Common Stock at a price of $8.835 per share in a private placement and (b) sold 90,549 shares of our Common Stock to certain of our executive officers at a price of $8.835 per share. Additionally, at the closing of our initial public offering, we sold 26,316 shares of our Class B Shares to our initial partner agents for an aggregate purchase price of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $123.5 million. In addition to the initial sales of Class B Shares, as of December 31, 2007, our partner agents have purchased, pursuant to their agreements, additional Class B Shares for an aggregate purchase price of $5.9 million and are contractually obligated to purchase an additional $1.9 million worth of Class B Shares in the future.

Simultaneously with the closing of the IPO, we acquired all of the outstanding common stock of Potomac Insurance Company of Illinois, or Potomac, from OneBeacon Insurance Company, or OneBeacon, for $22.0 million. We refer to this transaction as the “Acquisition.” At the time of the Acquisition, Potomac was licensed in 41 states and the District of Columbia. Prior to the closing of the Acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon whereby all of its liabilities, including all direct liabilities under insurance policies predating the Acquisition, were transferred to and assumed by OneBeacon. In the event OneBeacan fails to pay its assumed liabilities, SUA would be liable and could experience losses which could be materially adverse to our business and results of operations. OneBeacon currently has a rating of “A” (Excellent) from A.M. Best, which is

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

the third highest of 15 rating levels. Upon completion of the Acquisition, we changed the name of Potomac to SUA Insurance Company, or SUA.

SUA is currently licensed to conduct insurance business in 43 states and the District of Columbia. We consider these jurisdictions to be those that are important to our current business plan because they account for over 90% of the population of the United States. SUA is not licensed in Hawaii, Maine, Minnesota, Montana, New Hampshire, North Carolina, or Wyoming. However, in the future we may apply for licenses in these states.

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

Historical Industry Model

Specialty commercial property and casualty insurance underwriting requires in-depth knowledge of a particular business class and often personal knowledge of the participants in a business class. As a result, insurers rely on skilled agents to procure business. An agent generally is an outsourced underwriting department for the insurer that markets to independent agents, processes submissions, selects risks, binds and issues policies on behalf of the insurer, and in some cases, handles claims on the underwritten businesses. Such agents and insurers commonly work with a reinsurer, which participates in the pool of risks selected by such agents. Without an insurer providing licensed policy paper and a reinsurer providing capacity, such agents are unable to service their independent agent clients, which ultimately affects the policyholders.

Historically, insurance carriers have engaged key agents under contracts to produce and underwrite businesses, often processed through each such agent’s proprietary policy issuance and management information systems, with claims adjustment assigned to third parties. Agents and such third parties were generously compensated through these arrangements, but the compensation was not linked to the underlying profitability of the business. We believe that this strategy has led to a lack of alignment of interests between carriers, agents and the insureds. In addition, we believe that this system has resulted in weak underwriting and pricing controls, poor claims management and high costs due to the duplication of activities.

Our Model

We believe that our strategy of developing relationships with partner agents is a fundamental shift in the way insurance companies do business. We enter into contractual relationships with our partner agents in order to encourage them to work with us in building our portfolio of specialty program commercial property and casualty insurance business. A significant portion of the compensation paid to our partner agents is directly tied to the underwriting profitability of their specific programs. In addition, our partner agents purchase an equity interest in our company, in the form of non-voting Class B Shares. We believe that requiring an ownership interest by our partner agents encourages them to direct business to us, regardless of future market cycles. We expect our partner agents to provide prequalified leads through their retail agents. We retain control over underwriting and claims activities. In addition, all transaction processing is done through our proprietary technology system in order to ensure data integrity and efficiency. As of February 1, 2008, we have entered into definitive agreements with the following eight partner agents — AEON Insurance Group, Inc., American Team Managers, Inc., Appalachian Underwriters, Inc., First Light Program Managers, Inc., Flying Eagle Insurance Services, Inc., Insential, Inc., Risk Transfer Holdings, Inc, and Specialty Risk Solutions, LLC.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

The key features of our relationship with our partner agents are as follows:

Equity Ownership. Each partner agent must purchase shares of our non-voting Class B Shares. The Class B Shares will become exchangeable, one-for-one with our Common Stock, five years after the effective date of the applicable partner agent agreement, unless such agreement has been terminated. The Class B Shares are subject to substantial restrictions on transferability during this period. If prior to five years after the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase such partner agent’s Class B Shares at the lower of cost or the current market value (as defined in the agreement). If after five years following the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase the partner agent’s Class B Shares at the current market value. After the five-year period, and for so long as the partner agent agreement has not been terminated, such partner agent is required to hold Class B Shares worth at least 50% of its aggregate initial investment commitment in our Class B Shares.

Commission. We pay each partner agent an up-front commission designed to cover its costs. In addition, each partner agent may receive a meaningful share of the underwriting profits for each of its programs, subject to a cap. No further profit sharing calculation will be performed if the Partner Agent Agreement is terminated prior to five years. If, after five years, the partner agent agreement is terminated, for any reason, the profit sharing calculations will be performed annually until all payout periods and earned profit sharing are satisfied.

Long-Term Contractual Commitment. Each partner agent has an exclusive five-year contractual arrangement (generally allowing partner agents to offer other companies’ products only if we decline to offer coverage to a prospective insured). We have no obligation to accept business that does not meet our guidelines. We agree to write only that class of business and lines of business by program in a defined territory with the specific partner agent. Our partner agents may have one or a number of their programs with us. We expect that we will be a significant percentage of our partner agents’ program business. Each partner agent has the right to terminate its relationship with us on 180 days’ notice. We have the right to terminate our relationship with our partner agents if they materially breach our agreements with them, they become insolvent, or they fail to maintain appropriate licenses. In addition, we can terminate our relationship if a partner agent does not meet certain profitability and production guidelines that are established under each agreement or if a third party should acquire them. Upon termination, at our discretion, the partner agent must service the existing policies until such policies expire or are terminated, at which time the partner agent is allowed to place such business with other insurers.

Our Insurance Product Lines

Our insurance operations, through our eight partner agents, are focused on the following programs:

•	AEON Insurance Group, Inc.

Towing and Collateral Recovery Program. This program offers commercial automobile, property, inland marine and general liability coverages. Eligible accounts include towing operators, garage operations with towing and recovery, as well as towing operations for auto auctions. The program is currently available in 41 states and the District of Columbia.

•	American Team Managers, Inc.

General Contractors Program. Insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program offers general liability coverage in Arizona and California

Artisan Contractors Program. Insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. The program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program offers general liability coverage in Arizona and California.

Trucking Program. Commercial insurance for truckers of all sizes (specializing in intermodal) including owner/operators offering commercial automobile liability, physical damage and general liability coverages in California.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Workers’ Compensation Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business in California. Our online product is available to small and medium sized businesses.

•	Appalachian Underwriters, Inc.

Artisan Contractors Program. Insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. The program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability and automobile coverage in 16 states.

General Contractors Program. Insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability and automobile coverage in 16 states.

Workers’ Compensation Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers compensation business in 17 states. Our online product is available to small and medium sized businesses.

•	First Light Program Managers, Inc.

Trucking Program. This program serves selected classes within the trucking industry in Florida. Policies include commercial automobile liability, physical damage and general liability.

•	Flying Eagle Insurance Services, Inc.

Artisan Contractors Program. Insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. Program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability coverage in nine states.

General Contractors Program. Insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability coverage in nine states.

Roofing Contractors Program. Insurance and risk management services for small to medium sized roofing contractors engaged in commercial and residential work. The program currently offers general liability coverage in 11 states.

•	Insential, Inc.

Roofing Contractors Program. Insurance and risk management services for small to medium sized roofing contractors engaged in commercial and residential work. The program currently offers general liability and automobile coverage in 17 states.

•	Risk Transfer Holdings, Inc.

PEO Program. Lighthouse, LLC, a subsidiary of Risk Transfer Holdings, Inc, serves staffing entities that are responsible for insurance procurement, human resources management and payroll and tax remittance. This program provides workers’ compensation solutions to professional employer organizations clients in 22 states.

Temporary Staffing Agencies Program. Lighthouse also serves the temporary staffing industry. This program provides workers’ compensation solutions to temporary staffing entities in 22 states.

•	Specialty Risk Solutions, LLC

Not-for-Profit Organizations Program. This program is for qualifying not-for-profit organizations in Florida. Excess coverage is available for workers’ compensation and commercial automobile.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Public Entities Program. This program specializes in providing workers compensation, general liability and commercial automobile insurance (all on an excess basis) to public entity clients, including schools, other educational institutions and municipalities in California and Florida.

Reinsurance

We have entered into reinsurance agreements to cover our casualty lines of business. Coverage of our casualty lines of business includes general liability, auto liability and workers’ compensation. We purchased reinsurance from reinsurers that are rated at least “A−” (Excellent) or better by A.M. Best and our reinsurers will be compensated by sharing specified percentages of premiums. Our reinsurers may pay us ceding commissions.

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

Our underwriting philosophy has five components:

We carefully scrutinize prospective partner agents. We contract only with agents that we believe have strong reputations and significant specialized knowledge of the market they serve. Our partner agents possess extensive knowledge in their specialties. We grant partner agents territorial program exclusivity so that partner agents do not market against each other. Partner agents are required to have the ability to expand their operations, have resources dedicated to selected programs and maintain minimum premium production levels.

We maintain strict control of our underwriting process. Our underwriters work with each partner agent to develop specific underwriting strategies, pricing structures, and acceptable coverage and initial customer requirements. Senior underwriting personnel experienced in specialty classes, pricing, coverage and multiple lines of business along with actuarial, claims and systems personnel form a program team to work with each partner agent. In addition, we develop a specific underwriting strategy for each customer segment. Each customer segment includes a demographic study of the number of prospective customers available, as well as the number of customers each partner agent expects to provide to us. We also create eligibility guidelines, which include size requirements for each account within the customer segment, acceptability for loss history, financial and ownership stability and adherence to loss prevention and safety practices. Ineligible operations are identified and eliminated from the customer segment. With the cooperation of the partner agents, each program team conducts the market research and analysis to develop specific customer segments, line of business coverage guidelines and pricing requirements. Each customer segment or business opportunity has minimum standards and business performance measures. We do not allow our partner agents to set rates on any program. We use in-house actuaries, as well as outside actuarial consultants, to validate the rating and pricing plans.

We have established a partner agent advisory process. Our partner agents have input on new programs and territorial assignments. This interaction with our partner agents enables us to avoid channel conflicts and promote the growth of profitable programs.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Information Technology

We utilize an Internet-based technology system that allows our program teams and partner agents to control underwriting, policy issuance and claims administration. We believe that this centralized system helps us to reduce high processing costs, eliminate duplication of data and more effectively analyze data.

Historically, various parties to an insurance contract have stored data relating to the same transaction in their proprietary systems. As a result, we believe they have been unable to effectively integrate this information. Our objective is to use a system that provides a communication link with our partner agents and improves data communication throughout our company.

Investment Philosophy

Our investments are concentrated in highly liquid and highly rated instruments, primarily in fixed income securities, with reasonably short durations. Our portfolio of fixed maturities consists solely of investment grade bonds. We have no significant concentrations in a particular industry or issuer. Our strategy considers liability durations and provides for unforeseen cash outflow needs. We use an external investment manager with significant assets under management and experience in insurance company portfolio requirements.

Competition

We compete with a large number of U.S. and non-U.S. insurers, insurance agencies and intermediaries, and diversified financial services companies such as Lincoln General Insurance Company, Wausau Insurance Companies, American International Group, Inc., RLI Corp., Zurich Financial Services, Liberty Mutual Holding Company, Inc, Navigators Insurance Co., Swiss Re. and Berkshire Hathaway, Inc. Finally, for our California workers’ compensation business, we face competition from the State Compensation Insurance Fund.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Employees

As of February 11, 2008, we had 102 full-time employees and five part time employees. Our future performance depends significantly on the continued service of our key personnel. Our employees are not covered by collective bargaining arrangements and we believe our relationship with our employees is good.

Ratings

Our financial strength is regularly reviewed by independent rating agencies, who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements. We currently have a secure category rating of “B+” from A.M. Best.

Insurance Regulation

We develop our business through SUA Insurance Company, our wholly owned subsidiary. SUA Insurance Company is licensed to conduct insurance business in 43 states and the District of Columbia.

General. Our operating subsidiary is subject to detailed regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverages, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most states compel participation in and regulate composition of various shared market mechanisms. States also have enacted legislation that regulates insurance holding company practices, including acquisitions, dividends, the terms of affiliate transactions, and other related matters. Our operating subsidiary is domiciled in Illinois.

Insurance companies also are affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the re-pricing of coverages if permitted by applicable regulations, or the limitation or cessation of the affected business, which may be restricted by state law.

Most states have insurance laws requiring property and casualty rate schedules, policy or coverage forms, and other information be filed with the state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. Some states have considered enacting or have enacted limitations on the ability of insurers to share data used to compile rates.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Regulation of Dividends and Other Payments from Our Operating Subsidiary. We are a legal entity separate and distinct from our subsidiary. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, will be available dividends and other statutorily permitted payments, such as tax allocation payments, from our operating subsidiary. Our operating subsidiary is subject to various state statutory and regulatory restrictions, including regulatory restrictions that are imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income as determined in accordance with statutory accounting principals, or SAP, which differ from generally accepted accounting principles in the United States of America, or GAAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Risk-Based Capital. In order to enhance the regulation of insurer solvency, in December 1993 the National Association of Insurance Commissioners, or NAIC, adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

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

Investment Regulation

Our operating subsidiary is subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2007, we believe our investments complied with such laws and regulations.

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

Credit for Reinsurance

A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (1) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (2) meets financial requirements; or

•	if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. Although TRIA originally contained a sunset provision expiring December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005, or Extension Act, was enacted extending TRIA for two additional years. On December 26, 2007 President Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, which extends the federal terrorism insurance program for an additional seven years. These laws establish a federal assistance program to help the commercial property and casualty insurance industry cover claims related to certified acts of terrorism, regulate the terms of insurance relating to terrorism coverage and require some U.S. commercial property and casualty insurers to make available to their policyholders terrorism insurance coverage for certified acts of terrorism at the same limits and terms as is available for other coverages. Exclusions or sub-limit coverage for certified acts of terrorism may be established, but solely at the discretion of the insured.

A certified act of terrorism is defined by TRIPRA as an act of terrorism resulting in aggregate losses greater than $100 million. An act of terrorism is a loss that is violent or dangerous to human life, property or infrastructure, resulting in damage within the United State or its territories and possessions, or outside the United States in the case of a U.S. flagged vessel, air carrier or mission, committed by an individual or individuals in an effort to coerce the U.S. civilian population or influence the policy of or affect the U.S. government’s conduct by coercion. We are currently unable to predict the extent to which TRIPRA may affect the demand for our products or the risks that may be available for us to consider underwriting.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Courtney C. Smith	60	Chief Executive Officer, President and Chairman of the Board of Directors
Peter E. Jokiel	60	Executive Vice President, Chief Financial Officer, Treasurer and Director
Barry G. Cordeiro	61	Senior Vice President and Chief Information Officer
Gary J. Ferguson	64	Senior Vice President and Chief Claims Officer
Scott W. Goodreau	40	Senior Vice President, General Counsel, Administration and Corporate Relations, and Secretary
Daniel A. Cacchione	59	Vice President and Chief Underwriting Officer
Scott K. Charbonneau	48	Vice President and Chief Actuary
Daniel J. Rohan	51	Vice President and Controller

Courtney C. Smith. Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Smith has served as President, Chief Executive Officer and a Director since the company’s inception. He was appointed as the Chairman of our board in May 2004. Mr. Smith has over 30 years of experience in the property and casualty insurance industry. Prior to joining us, from April 1999 to April 2002, Mr. Smith served as Chief Executive Officer and President of TIG Specialty Insurance, or TIG, a leading specialty insurance underwriter.

Peter E. Jokiel. Executive Vice President, Chief Financial Officer, Treasurer and Director. Mr. Jokiel has served as Chief Financial Officer, Treasurer and a Director since the company’s inception. He was appointed as an Executive Vice President in June 2004. Mr. Jokiel has over 30 years experience in the insurance industry. From April 1997 to January 2001, Mr. Jokiel was President and Chief Executive Officer of CNA Financial Corporation’s life operations.

Barry G. Cordeiro. Senior Vice President and Chief Information Officer. Mr. Cordeiro has served as a Vice President and Chief Information Officer since July 2005 and was appointed as a Senior Vice President in February 2007. Mr. Cordeiro has over 20 years of experience in programming, developing and managing software and hardware for various businesses, including significant experience in the insurance industry. From 2003 to 2005, Mr. Cordeiro served as President of Chicago Financial Technology, a global technology consulting and integration company. From 1999 to 2001, Mr. Cordeiro served as Chief Information Officer and EVP of the eBusiness group of CNA Insurance.

Gary J. Ferguson. Senior Vice President and Chief Claims Officer. Mr. Ferguson has served as a Senior Vice President and Chief Claims Officer since the company’s inception. Mr. Ferguson has over 30 years of experience in the insurance industry. From February 2002 to July 2003, Mr. Ferguson was managing director responsible for claims functions at TIG. From December 1997 to October 2001, Mr. Ferguson served as Senior Vice President for Zenith Insurance Company.

Scott W. Goodreau. Senior Vice President, General Counsel, Administration & Corporate Relations and Secretary. Mr. Goodreau has served as a Vice President and General Counsel and has led the company’s Administration & Corporate Relations functions since the company’s inception. He was appointed as a Senior Vice President in February 2007. Prior to joining the company, Mr. Goodreau worked as Vice President & General Counsel for Ascendant One, Inc., a business unit of Insurance Services Office, Inc. in the insurance technology field. Mr. Goodreau also worked as Executive Vice President and General Counsel of a real estate development company and as an associate at Cahill Gordon & Reindel in its corporate department. Mr. Goodreau is a graduate of Harvard Law School.

Daniel A. Cacchione. Vice President and Chief Underwriting Officer. Mr. Cacchione has served as a Vice President and our Chief Underwriting Officer since December 2007. Mr. Cacchione has been a program director with SUA since the company’s inception and has been responsible for managing the underwriting relationship with

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Risk Transfer Holdings, Inc. and Specialty Risk Solutions, LLC. He has over 20 years of experience in the property and casualty insurance industry with particular expertise in the specialty area. From 2001 to 2003, Mr. Cacchione served as Vice President of Marketing for Kemper Insurance, Middle Markets Group and prior to that, he has also held several leadership positions at CNA Financial Corporation, most recently as a Senior Vice President in charge of its Commercial Affiliation Marketing (CAM) programs which focus on specialty business.

Scott K. Charbonneau. Vice President and Chief Actuary. Mr. Charbonneau has served as a Vice President and Chief Actuary since January 2005. Mr. Charbonneau has over 20 years of experience in the insurance industry, most recently serving as Vice President and Chief Reserving Officer for Kemper Insurance Companies from 2001 to 2004. Mr. Charbonneau also served as Chief Actuary and held other various offices at Interstate Insurance Company from 1993 to 2001.

Daniel J. Rohan. Vice President and Controller. Mr. Rohan has served as a Vice President and Controller since the company’s inception and became an executive officer in November 2006. Mr. Rohan has over 25 years of experience in accounting. Prior to joining the company, Mr. Rohan served as Controller for Statewide Insurance Company. From 1994 to 2002, Mr. Rohan served as Assistant Vice President of Insurance Reporting of CNA Financial Corporation.

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

We have a limited operating history. If we are unable to implement our business strategy or operate our business as we currently expect our results may be adversely affected.

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

We rely on a limited number of partner agents, one of which accounts for a substantial portion of business. Our failure to recruit and retain partner agents could materially adversely affect our results. Our transition of our partner agents’ business may significantly delay our ability to generate revenue.

We have only eight partner agents. We hope to enter into additional partner agent relationships in the future. Our ability to recruit and retain partner agents may be negatively impacted by certain aspects of our business model, including our requirement that partner agents defer and make contingent a portion of their agency commissions and purchase, or commit to purchase, shares of our Class B Shares. Our ability to add new partner agents may be limited by our level of capital. In addition, several partner agents make up a significant portion of our written premiums. A lack of premium production from any one these partner agent may adversely affect our business. Similarly, a reliance on any one partner agent to produce premium may adversely affect our business. For the year ended December 31, 2007, our partner agent Risk Transfer Holdings, or RTH, produced approximately 49% of our total gross written premiums. Any deterioration of our relationship with RTH or decrease in RTH’s premium production could materially adversely affect our results in future periods.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Our business is heavily concentrated in California and Florida. If our premiums are reduced in these states in the future, it could have a material adverse effect on our business.

We currently write approximately 61% of our business in California and Florida. We may be unable to write in these states in the future due to regulatory prohibitions such as disapproval of policy forms and premium rates, inability to meet solvency standards or revocation of our licenses. We may also face competition that reduces our premiums in these states. A reduction in our premium volume in these states could have a material adverse effect on our business.

We face competition from companies with greater financial resources, broader product lines, higher rating and stronger financial performance than us, which may impair our ability to retain existing customers and maintain our profitability and financial strength.

We compete with a large number of U.S. and non-U.S. insurers, insurance agencies and intermediaries, and diversified financial services companies such as Lincoln General Insurance Company, Wausau Insurance Companies, American International Group, Inc., RLI Corp., Zurich Financial Services, Liberty Mutual Holding Company, Inc, Navigators Insurance Co., Swiss Re. and Berkshire Hathaway, Inc. Other newly formed and existing insurance companies also may be preparing to enter the same market segments in which we compete or raise new capital. Since we have limited operating history, our competitors have greater name and brand recognition than we have. Many of them also have greater financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we offer.

Our competitive position is based on many factors, including our perceived financial strength, market conditions overall and in the property and casualty insurance business, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We choose types and lines of businesses (such as tow trucks and workers’ compensation) that do not require “A” level A.M. Best ratings. As insurance capacity grows either as a result of limited loss events or new competitors entering the market, insurance companies may either begin or increase writing premiums in the specialty insurance markets thereby increasing competition for, and downward pricing pressure on, our products. We work with a limited number of partner agents, which enable us to provide them with customized approaches to their business and give them long- term (five years) exclusive arrangements. Our systems capability is designed for this type of business, which enables us to change and adapt quicker to changes in the marketplace. Since we are a relatively new company, we may not be able to compete successfully on many, or any, of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

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

Competition in the types of insurance business that we underwrite is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance companies. A.M. Best’s ratings are based on a quantitative evaluation of a company’s performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. Insurance ratings are used by customers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

We have received a secure category rating of “B+” (Good) from A.M. Best, which is the sixth highest of 15 rating levels and indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our policyholders. The rating is not a recommendation to buy, sell or hold our securities. We cannot assure you that we will be able to maintain this rating. If we experience a significant ratings downgrade, we may experience a substantial loss of business as policyholders might purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.

Our rating may place us at a competitive disadvantage or cause us to incur additional expenses.

Certain financial institutions and banks require property owners with loans to be insured by insurers with at least an “A−” rating by A.M. Best. Certain other insureds choose to insure their own property and casualty risks only with such higher-rated insurers. Also, due to financial responsibility laws, some states and the federal government require certain regulated entities to purchase mandatory insurance from insurers holding a minimum of “A−” rating by A.M. Best. Some agents may be unwilling or unable to write certain lines of business such as property, long-tail liability lines and automobile liability with insurers that are not rated at least “A−” by A.M Best. Although we have entered into a fronting arrangement under which policies may be nominally written by a higher rated insurer to allow our partner agents to produce business in the public entity and non-profit organization programs, there can be no assurances that this arrangement will continue to be available at a reasonable price or acceptable to independent agents, and each policy written using the fronting arrangement will increase our acquisition costs relating to that policy. If we are not able to continue this fronting arrangement, we may lose access to certain types of customers.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

We expect that our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. Maintaining adequate capital consistent with business objectives and regulatory requirements is critical to any insurer’s future. We believe that our current level of capital is sufficient, but may need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, our common stockholder’s interest in our company could be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our current common stockholders. If we cannot obtain additional adequate capital, our business, financial condition and results of operations could be adversely affected.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. Although TRIA originally contained a sunset provision expiring December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005, or Extension Act, was enacted extending TRIA for two additional years. On December 26, 2007, President Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, which extends the federal terrorism insurance program for an additional seven years.

TRIPRA requires some U.S. commercial property and casualty insurers to make available to their policyholders terrorism insurance coverage for certified acts of terrorism at the same limits and terms as are available for other coverages. Exclusions or sub-limit coverage for certified acts of terrorism may be established, but solely at the discretion of an insured. We are currently unable to predict the extent to which TRIPRA may affect the demand for our products, or the risks that we may be willing to underwriting. We are unable to assure the adequacy of the premium we will charge to cover losses mandated by TRIPRA.

We may be subject to losses if OneBeacon fails to honor its reinsurance obligations to us.

Specialty Underwriters’ Alliance, Inc. acquired Potomac and subsequently renamed the company SUA Insurance Company. Prior to the acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon, whereby all of its liabilities, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon. The legal requirements to transfer insurance obligations from one insurer to another, sometimes referred to as a novation, vary from state to state, generally based on the state in which the policy was issued. In some states, if certain notifications are made to policyholders and they do not object to the transfer within certain periods of time, they are deemed to have agreed to the transfer. In other states, policyholders must

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

consent to the transfer in writing. Additionally, in some states insurance regulatory approval is required in addition to policyholder consents.

To the extent that the legal requirements for novation have been met with regards to specific policies, OneBeacon is directly liable to those policyholders for any claims arising from insured events under those policies, and SUA no longer has any obligation to those policyholders. Accordingly, SUA has extinguished any recorded liabilities to such policyholders and the related reinsurance recoverables, so no gain or loss has occurred.

Where a novation has not been achieved, SUA continues to be directly liable to legacy policyholders for claims arising under their policies, but has reinsurance coverage from OneBeacon to reimburse SUA for any such claims. Thus, SUA should not experience any gains or losses with respect to such legacy policies unless OneBeacon fails to honor its reinsurance obligation. In the event of OneBeacon’s failure to pay, SUA might experience losses that could materially adversely affect our business and results of operations.

A significant amount of our invested assets is subject to market volatility, and we may be adversely affected by interest rate changes.

We invest the premiums we receive from customers. Our investment portfolio consists of highly rated, liquid fixed income securities. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we classify substantially all of our invested assets as available for sale, changes in the market value of our securities will be reflected in our consolidated balance sheet. In addition, market fluctuations and market volatility will affect the value of our investment portfolio and could adversely affect our liquidity. Our investment results and, therefore, our financial condition may be impacted by changes in the financial condition of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

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

We are a holding company. As a result, we do not have, and do not expect to have, any significant operations or assets other than our ownership of the shares of our subsidiary. Dividends and other permitted distributions from our operating subsidiary are our primary source of funds to pay dividends, if any, to stockholders and to meet ongoing cash requirements, including debt service payments and other expenses. The inability of our operating subsidiary to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Illinois law provides that a domestic insurer which is a member of a holding company system may not pay any extraordinary dividend nor make any other extraordinary distribution to its security holders until 30 days after the director of the Illinois Division of Insurance, or the Director, has received notice of the declaration thereof and has not within such period disapproved the payment unless the Director approves such payment within the 30-day period. Illinois law defines an extraordinary dividend or distribution as “any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months, ending on the date on which the proposed dividend is scheduled for payment or distribution, exceeds the greater of: (a) 10% of the company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the company’s own securities.”

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

For example, our operating subsidiary is subject to minimum capital and surplus requirements imposed by the laws of the jurisdictions in which it is licensed to transact an insurance business. As of December 31, 2007, the capital and surplus of our operating subsidiary was approximately $89.8 million. If our operating subsidiary does not maintain the required minimum capital and surplus of any jurisdiction in which it is licensed, it could be subject to regulatory action in such jurisdiction, including, but not limited to, the suspension or revocation of its license to transact insurance business in such jurisdiction. No jurisdiction in which our operating subsidiary is licensed has minimum capital and surplus requirements in excess of $35 million for the lines of insurance for which our operating subsidiary is licensed. Additionally, if our operating subsidiary does not maintain the required minimum

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

capital and surplus for Illinois, its state of domicile, (which currently is $2.5 million) it could be placed into receivership in Illinois. Also, any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our operating subsidiary, which we may not be able to do.

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

Provisions in our certificate of incorporation and bylaws and regulations under Delaware law could prevent or delay transactions that stockholders may favor and entrench current management.

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

We completed our initial public offering in November 2004, and we do not have a significant presence in the Market. You may have difficulty selling your Common Stock because of the limited trading volume for such shares.

Our Common Stock began trading on the Nasdaq Global Market in November 2004. As a relatively new public company, there may be less coverage of our Common Stock by securities analysts. In addition our Common Stock has limited trading volumes. One or both of these factors could result in price volatility and serve to depress the liquidity and market price of our Common Stock.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our headquarters in Chicago, Illinois. Our headquarters have approximately 34,000 square feet and our lease expires in 2020. We believe that our facility will support our future business requirements or that we will be able to lease additional space, if needed, on reasonable terms.

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

Common Stock. Our shares of Common Stock trade on the Nasdaq Global Market under the symbol “SUAI.” The following table sets forth the high and low sales price of our shares of Common Stock on the Nasdaq Global Market for the periods presented. Our shares of Common Stock began trading on the Nasdaq Global Market on November 23, 2004.

	2007
Period	High	Low

2007
First Quarter	$8.50	$7.12
Second Quarter	$8.32	$7.62
Third Quarter	$8.05	$6.78
Fourth Quarter	$7.17	$5.15
2006
First Quarter	$6.80	$5.90
Second Quarter	$6.87	$6.18
Third Quarter	$8.95	$6.39
Fourth Quarter	$10.38	$8.32

As of February 27, 2008, there were approximately 1,103 beneficial owners and nine shareholders of record of our Common Stock and eight shareholders of record of our Class B Shares.

Performance Graph. The following line graph sets forth for the period of November 23, 2004 through December 31, 2007, a comparison of the percentage change in the cumulative total stockholder return on the Company’s Common Stock compared to the cumulative total return of the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Property & Casualty Insurance Index.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

The graph assumes that the shares of the Company’s Common Stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s Common Stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Payment of Dividends. We never have paid or declared any cash dividends on our Common Stock and have no plans to do so in the foreseeable future. We currently intend to retain future earnings to finance the growth and development of our business. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements, contractual, regulatory and other restrictions on the payment of dividends by our subsidiary to us, and such other factors as our board of directors may, in its discretion, consider relevant. For information regarding restrictions on the payment of dividends by SUA, see the discussion under the heading “Item 1. Business — Insurance Regulation” in PART I of this annual report.

Repurchases of Common Stock. We have not repurchased any of our common stock.

Our equity compensation plan information is included in Item 12, which is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial information and that of our predecessor for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements and those of our predecessor. You should read the following selected financial information along with the information contained in our financial statements and related notes and the reports of the independent registered public accounting firm included under the heading “Item 8. Financial Statements And Supplementary Data‘ in PART II of this annual report. These historical results are not indicative of results to be expected for any future period.

	Specialty Underwriters’ Alliance, Inc.				Predecessor
				Nov. 23 to	Jan.1 to	Year Ended
	Year Ended December 31,			Dec. 31	Nov. 22	Dec. 31
	2007	2006	2005	2004	2004	2003
	(in thousands, except for per share data)

Results of operations
Earned premiums	$152,469	$110,891	$26,611	$-	$-	$9,961
Net investment income	9,553	6,087	3,558	278	1,329	2,128
Net realized gain/(loss)	(27)	275	(4)	2
Total revenues	161,995	117,253	30,165	280	1,719	11,941
Net income (loss)	12,589	8,408	(17,996)	(8,155)	650	1,359
Net income (loss) per share
Basic	$0.82	$0.55	$(1.22)	$(4.59)
Diluted	$0.82	$0.55	$(1.22)	$(4.59)

	Specialty Underwriters’ Alliance, Inc.				Predecessor
	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except for per share data)

Financial condition
Investments	$229,387	$164,058	$102,991	$97,835	$49,113
Total assets	422,534	363,297	277,163	217,231	204,355
Total liabilities	291,397	249,315	176,348	98,301	161,850
Shareholders’ equity	131,137	113,982	100,815	118,930	42,505
Book value data
Book value per share	$8.42	$7.42	$6.76	$8.09
Tangible book value per share	$7.73	$6.72	$6.04	$7.36

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

The following tables include our loss development history of loss and loss adjustment expense reserves for business generated subsequent to our acquisition of Potomac Insurance Company of Illinois on November 23, 2004. We commenced our operations in 2005.

	Specialty Underwriters’ Alliance Inc. (Successor)
	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)

LIABILITY FOR UNPAID CLAIMS & CLAIM ADJUSTMENT EXPENSE:

Gross Liability	-	-	-	-	-	-	-	-	18,134	69,608	121,207
Reinsurance Recoverable	-	-	-	-	-	-	-	-	2,261	9,384	13,635
Net Liability	-	-	-	-	-	-	-	-	15,873	60,224	107,572
Discount (In Net Liability)	-	-	-	-	-	-	-	-	192	1,016	1,505
Net Liability (Undiscounted)	-	-	-	-	-	-	-	-	16,065	61,240	109,077

CUMULATIVE PAID AS OF:

One Year Later	-	-	-	-	-	-	-	-	5,334	17,870
Two Years Later	-	-	-	-	-	-	-	-	7,465
Three Years Later	-	-	-	-	-	-	-	-
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

RE-ESTIMATED LIABILITY AS OF:

End of Year	-	-	-	-	-	-	-	-	16,065	61,240	109,077
One Year Later	-	-	-	-	-	-	-	-	15,176	58,898
Two Years Later	-	-	-	-	-	-	-	-	14,441
Three Years Later	-	-	-	-	-	-	-	-
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

Redundancy (Def.)	-	-	-	-	-	-	-	-	1,624	2,342

Percentage Redundancy (Def.) Reported As Of:

One Year Later	-	-	-	-	-	-	-	-	6%	4%
Two Years Later	-	-	-	-	-	-	-	-	10%
Three Years Later	-	-	-	-	-	-	-	-
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

The following tables include the complete loss development history of the direct gross loss and loss adjustment expense or LAE reserves of Potomac Insurance Company of Illinois, or Potomac. Effective January 1, 2004, Potomac entered into a transfer and assumption agreement with its parent company, OneBeacon, which reinsured all its direct liabilities to OneBeacon. Therefore, effective January 1, 2004, Potomac had no net liabilities for unpaid Losses and LAE. On November 23, 2004, we purchased Potomac and subsequently received approval from the Illinois Department of Insurance to rename the company SUA Insurance Company. SUA Insurance Company remains liable for the Loss and LAE reserves generated from its predecessor’s (Potomac’s) direct business should OneBeacon be unable to honor its reinsurance obligation in the future.

	Predecessor (Potomac)
	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	Direct Basis (in thousands)

Liability for Unpaid Cliams & Claim Adjustment Expense	131,700	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592	63,529

CUMULATIVE PAID AS OF:

One Year Later	62,659	81,545	98,963	86,980	76,958	58,815	40,169	26,653	14,943	14,442
Two Years Later	108,284	128,261	163,656	170,546	134,008	98,730	66,724	41,596	29,385
Three Years Later	131,940	163,498	220,344	227,597	172,991	125,152	81,654	56,038
Four Years Later	151,753	191,357	261,115	266,579	199,328	140,077	96,096
Five Years Later	166,365	212,314	291,524	292,916	214,222	154,489
Six Years Later	176,712	224,957	311,462	307,810	228,553
Seven Years Later	183,164	236,584	323,427	322,141
Eight Years Later	188,880	243,202	335,085
Nine Years Later	192,902	249,492
Ten Years Later	195,844

RE-ESTIMATED LIABILITY AS OF:

End of Year	131,700	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592	63,529
One Year Later	145,067	211,516	326,426	326,203	247,629	198,858	136,237	113,389	86,535	77,971
Two Years Later	184,404	272,353	359,245	320,706	270,997	194,561	153,388	113,189	92,914
Three Years Later	222,057	279,420	350,765	344,771	267,512	211,738	153,173	119,567
Four Years Later	221,608	266,482	366,736	342,982	284,706	211,459	156,561
Five Years Later	209,018	273,463	371,520	358,428	284,433	217,832
Six Years Later	212,266	273,308	384,034	358,264	290,856
Seven Years Later	211,532	282,360	382,001	363,621
Eight Years Later	217,864	276,265	387,062
Nine Years Later	207,965	278,832
Ten Years Later	209,210

Redundancy (Def.)	(77,511)	(118,588)	(151,686)	(66,213)	(35,728)	(41,763)	(19,018)	(23,372)	(6,178)	(6,378)

Percentage Redundancy (Def.) Reported As Of:

One Year Later	-10%	-32%	-39%	-10%	3%	-13%	3%	-18%	0%	-9%
Two Years Later	-40%	-70%	-53%	-8%	-6%	-11%	-9%	-18%	-7%
Three Years Later	-69%	-74%	-49%	-16%	-5%	-20%	-9%	-24%
Four Years Later	-68%	-66%	-56%	-15%	-12%	-20%	-14%
Five Years Later	-59%	-71%	-58%	-21%	-11%	-24%
Six Years Later	-61%	-71%	-63%	-20%	-14%
Seven Years Later	-61%	-76%	-62%	-22%
Eight Years Later	-65%	-72%	-64%
Nine Years Later	-58%	-74%
Ten Years Later	-59%

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Specialty Underwriters’ Alliance, Inc.

The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data” and our financial statements and accompanying notes appearing elsewhere in this Annual Report. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability with prior years. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report.

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

Additionally, in the specialty property and casualty program business, insurance agents often have underwriting authority, are responsible for handling claims and are paid by up-front commissions on the amount of premiums written. We believe that this system does not serve the carriers, the agents or the insureds well. Poor underwriting results have led to underwriting losses for the carriers, which results in carrier turnover in the specialty program business thereby creating instability in the niche insurance markets being served. In turn, agents incur additional costs in searching for, and converting to, new carriers and policyholders experience uncertainty regarding the placement of their coverage and quality of service from year to year.

Our business model is designed to better serve the specialty property and casualty marketplace by recognizing the void that exists in these underserved niche markets and the problems that undisciplined underwriting has created. Our business model emphasizes our relationship with a select number of partner agents, who have specialized business knowledge in the types of business classes we underwrite. We rely on these partner agents for industry insights and their understanding of the specific risks in the niche markets we serve. We bring together that knowledge with our disciplined underwriting practices and leading-edge technology and systems capabilities to provide insurance programs and products that are customized to the needs of the specialty markets that we serve.

Our business model is also designed to realign the interests of carriers, agents and insureds. Each of our partner agents are required to enter into agreements with us which provide that in exchange for marketing and pre-qualifying business for us, our partner agents receive an up-front commission designed to cover their costs and an underwriting profit-based commission paid over several years. In addition, each partner agent is required to purchase Class B Shares, which further aligns their interests with us and that of our shareholders. In return, we provide our partner agents with a five-year exclusive arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) covering a specific class of business and territory. Further, we have implemented a centralized information system designed to reduce processing and administrative time. Lastly, we are a stable, dedicated source of specialty program commercial property and casualty insurance capacity.

On November 23, 2004 we completed our IPO and concurrent private placements and completed the acquisition of Potomac. After giving effect to the acquisition, we changed the name of Potomac to SUA Insurance Company. On January 1, 2005 we commenced our insurance operations.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Key Operating Measures

In evaluating our business, we focus on the following ratios:

•	the net loss and loss adjustment expense ratio,

•	the acquisition expense ratio, and

•	the other operating expense ratio.

The net loss and loss adjustment expense ratio and the acquisition expense ratio are calculated by dividing the respective expense amounts by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by gross premiums written. Gross premiums written represents all premiums written by an insurance company during a specified period. Net premiums written is the difference between gross premiums written and premiums ceded to reinsurers. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008. Premiums earned, represents the earned portion of our net premiums written.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2007, 2006 and 2005, respectively:

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	’06 to ’07	’05 to ’06
	(dollars in millions, except for per share data)

Gross written premiums	$160.4	$153.2	$90.6	4.7%	69.1%
Net written premiums	149.4	142.1	85.2	5.1%	66.8%

Earned premiums	152.5	110.9	26.6	37.5%	316.9%
Net investment income	9.5	6.1	3.6	55.7%	69.4%
Net realized gain (loss)	-	0.3	-	*	*

Total revenues	162.0	117.3	30.2	38.1%	288.4%

Net loss and loss adjustment expense	90.0	62.7	19.1	43.5%	228.3%
Acquisition expenses	36.6	26.0	6.2	40.8%	319.4%
Service company fees	-	-	8.8	*	*
Other operating expenses	22.6	19.9	14.1	13.6%	41.1%

Total expenses	149.2	108.6	48.2	37.4%	125.3%

Pre-tax income	12.8	8.7	(18.0)	47.1%	*
Federal income tax (expense)	(0.2)	(0.3)	-	33.3%	*

Net income (loss)	$12.6	$8.4	$(18.0)	50.0%	*

Net income(loss) per share
Basic and diluted	$0.82	$0.55	$(1.22)	49.1%	*
Average number of common shares outstanding (basic and diluted)	15.4	15.2	14.8	1.3%	2.7%

Key operating ratios
Net loss and loss adjustment expense ratio	59.0%	56.5%	71.8%	4.4%	-21.3%
Ratio of acquisition expense to earned premiums	24.0%	23.4%	23.3%	2.6%	0.4%
Ratio of all other expenses to gross written premiums	14.1%	13.0%	25.3%	8.5%	-48.6%

*	Not meaningful

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

In 2007 as compared to 2006, insurance revenues and investment income continued to increase and, after payment of operating expenses, were sufficient to generate increased operating profits. In addition, we continued to utilize the benefits of tax losses generated in earlier years. However, in our lines of business, we faced greater competition, lower rates and reduced exposure bases which led to lower premium growth.

Net income for the year ended December 31, 2007 was $12.6 million, compared to a net income for the year ended December 31, 2006 of $8.4 million. Earnings per share for 2007 were $0.82 versus $0.55 for 2006.

Gross written premiums increased 4.7% from $153.2 million for 2006 to $160.4 million for 2007. The increase in premiums was primarily driven by growth within our existing programs, along with the addition of one of our new partner agents, Flying Eagle Insurance Service, Inc. and a new program writing small workers’ compensation with Appalachian Underwriters, Inc.

We continue to increase our number of partner agents. On October 1, 2007 we signed First Light Program Managers, Inc. as a partner agent, writing commercial general liability, commercial automobile and physical damage for selected customer classes in the trucking industry in the southeastern region. Also, we continue to add new programs such as temporary staffing with Risk Transfer Holdings, Inc.

Our written premium is still concentrated in four of our eight partner agents, though there was continued diversification in the percentage of premium written. We expect to see additional diversification as our relationship with these new partner agents mature. Premium breakdown by partner agent was as follows:

	2007		2006
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Risk Transfer Holdings, Inc.	$78.6	49.0%	$81.4	53.1%
American Team Managers	33.5	20.9%	31.7	20.7%
AEON Insurance Group, Inc.	25.7	16.0%	21.8	14.2%
Appalachian Underwriters, Inc.	13.9	8.7%	14.5	9.5%
Specialty Risk Solutions, LLC	3.1	1.9%	2.0	1.3%
Flying Eagle Insurance Service, Inc	2.8	1.7%	-	n/a
Insential, Inc	1.7	1.1%	1.5	1.0%
First Light Program Manager, Inc.	-	0.0%	-	n/a
Other	1.1	0.7%	0.3	0.2%

Total	$160.4	100.0%	$153.2	100.0%

Although more diversified in 2007 than in 2006, our premiums in 2007 remained concentrated in California, Florida and, to a lesser extent, Texas. Our gross written premiums for 2007 and 2006 by state were as follows:

	2007		2006
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Florida	$53.9	33.6%	$58.5	38.2%
California	44.1	27.5%	47.4	30.9%
Texas	16.7	10.4%	12.4	8.1%
Other States	45.7	28.5%	34.9	22.8%

Total	$160.4	100.0%	$153.2	100.0%

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

While more diversified, our business written for the year ended December 31, 2007 was heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the years ended December 31, 2007 and 2006 were as follows:

	2007		2006
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Workers’ compensation	$92.0	57.4%	$89.3	58.3%
General liability	32.5	20.2%	35.8	23.4%
Commercial automobile	31.9	19.9%	25.5	16.6%
All Other	4.0	2.5%	2.6	1.7%

Total	$160.4	100.0%	$153.2	100.0%

Our workers’ compensation business was impacted by rate decreases in Florida and California and could be further impacted by future decreases in these states and others. Florida approved a rate decrease recommended by the National Council for Compensation Insurance, or the NCCI, of 15.7% effective January 1, 2007 and a 16.5% decrease effective January 1, 2008. We matched the recommended rate decrease in Florida. The California Insurance Commissioner recommended a 9.5% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On September 20, 2007, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 4.2% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2008. The filing was based on a review of loss and loss adjustment experience through June 30, 2007. On October 19, 2007, the WCIRB amended its filing, increasing the proposed rate increase to 5.2% based on the projected impact of Assembly Bill No. 338 (AB 338) that was signed into law on October 13, 2007. AB 338 increases the period of time, from two years to five years, from the date of injury during which disability benefits, limited to a maximum of 104 weeks, may be provided. The California Insurance Commissioner has declined to recommend the increase. As of January 1, 2008 our rates matched the California Insurance Commissioner’s recommended rate.

Earned premiums grew 37.5% to $152.5 million for 2007 compared to $110.9 million for 2006. The increase in earned premium was primarily attributable to increased premium writings in 2006, continuing into the first half of 2007.

Net investment income was $9.5 million for 2007 versus $6.1 million for 2006. The increase in net investment income reflects a significant growth in our cash and invested assets from $166.4 million at December 31, 2006 to $230.4 million at December 31, 2007. The net investment yield for average invested assets for 2007 and 2006 was 4.6%. There where no realized gains in 2007 and $0.3 million in 2006. The increases in average invested assets primarily relates to the cash flow from operations, including premium growth and favorable underwriting results.

Acquisition expenses were $36.6 million for the year ended December 31, 2007, compared to acquisition expenses of $26.0 million for the year ended December 31, 2006. The increase in acquisition expenses was driven primarily by the increase in earned premium as well as partner agent profit sharing from 2006 to 2007.

Loss and loss adjustment expenses were $90.0 million for the year ended December 31, 2007, compared to $62.7 million for the year ended December 31, 2006. The increase in loss and loss adjustment expenses was driven by the increase in earned premium. Our net loss and loss adjustment expense ratio increased in 2007 compared to 2006 primarily due to an increase in large losses in our commercial automobile line of business partially offset by improvements in workers’ compensation and general liability in prior years. We have instituted price increases to address this loss ratio increase in our commercial automobile business.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Our net loss and loss adjustment expense ratio by line of business for the years ended December 31, 2007 and December 31, 2006 was as follows:

	For the Year Ended
	December 31,
	2007	2006

General liability	43.8%	46.1%
Workers’ compensation	54.5%	54.6%
Commercial automobile	90.9%	78.0%
All other	45.3%	78.2%

Total	59.0%	56.5%

Other operating expenses were $22.6 million for the year ended December 31, 2007, which consisted of salaries and benefit costs of $7.0 million, $3.2 million of professional and consulting fees, $5.0 million of depreciation and amortization expense, $1.1 million of stock based compensation expense and $6.3 million of other expenses. For the year ended December 31, 2006, other operating expenses were $19.9 million, which consisted of salaries and benefit costs of $6.1 million, $4.2 million of professional and consulting fees, $2.6 million of depreciation and amortization, $1.1 million of stock based compensation expense and $5.9 million of other expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires. The increase in salaries and benefit costs in 2007 was offset by a decrease in professional and consulting services as we continued to bring previously outsourced services in-house.

Our ratio of all other operating expenses to gross written premiums increased in 2007 as compared to 2006 primarily as a result of slowed growth in written premiums and increased depreciation expense resulting from information systems being fully deployed. The increase in depreciation expense was partially offset by a decrease in audit and tax services and stock option expenses. We have built an infrastructure that should allow for scalability for future premium growth.

Tax expense of $0.2 million and $0.3 million for the year ended December 31, 2007 and December 31, 2006, respectively, resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets, which consist primarily of tax loss carryforwards.

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

Net income for the year ended December 31, 2006 was $8.4 million, compared to a net loss for the year ended December 31, 2005 of $18.0 million. Earnings per share for 2006 were $0.55 versus a net loss per share of $1.22 for 2005.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Loss and loss adjustment expenses were $62.7 million for the year ended December 31, 2006, compared to $19.1 million for the year ended December 31, 2005. Acquisition expenses were $26.0 million for the year ended December 31, 2006, compared to acquisitions expenses of $6.2 million for the year ended December 31, 2005. The increase in loss and loss adjustment expenses and acquisition expenses was driven by an increase in earned premium from 2005 to 2006.

Other operating expenses were $19.9 million for the year ended December 31, 2006, which consisted of salaries and benefit costs of $6.1 million, $4.2 million of professional and consulting fees, $2.6 million of depreciation and amortization and $7.0 million of other expenses. For the year ended December 31, 2005, other operating expenses were $14.1 million, comprised of salaries and benefit costs of $5.2 million, $3.0 million of professional and consulting fees, $1.8 million of depreciation and amortization and $4.1 million of other expenses. Other operating expenses for 2006 included $1.1 million associated with our stock option program. This expense represents a change in our accounting policy through the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, whereby we recognize compensation expense for stock options. Prior to the first quarter of 2006 we followed the accounting principles under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. For 2006, we did not incur any service company fees because we terminated our service company contract effective December 31, 2005. In 2005, we incurred $8.8 million of service company fees. We have assumed the responsibilities previously provided by our service company, which expenses are included in other operating expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.

Tax expense of $0.3 million for the year ended December 31, 2006 resulted from deferred tax liabilities associated with our acquisition of Potomac, which have an indefinite life and therefore cannot be offset with deferred tax assets, which consist primarily of tax loss carryforwards. We did not incur tax expense in 2005 because we had a net loss for the year.

Premium breakdown by partner agent was as follows:

	2006		2005
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Risk Transfer Holdings, Inc.	$81.4	53.1%	$50.1	55.3%
American Team Managers	31.7	20.7%	22.1	24.4%
AEON Insurance Group, Inc.	21.8	14.2%	11.0	12.1%
Appalachian Underwriters, Inc.	14.5	9.5%	0.4	0.5%
Specialty Risk Solutions, LLC	2.0	1.3%	7.0	7.7%
Insential, Inc.	1.5	1.0%	n/a	n/a
Other	0.3	0.2%	-	0.0%

Total	$153.2	100.0%	$90.6	100.0%

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

	2006		2005
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Florida	$58.5	38.2%	$38.6	42.6%
California	47.4	30.9%	35.7	39.4%
Texas	12.4	8.1%	7.1	7.8%
Other States	34.9	22.8%	9.2	10.2%

Total	$153.2	100.0%	$90.6	100.0%

Although more diversified in 2006 than in 2005, our business written for the year ended December 31, 2006 was heavily weighted in workers’ compensation. Our gross written premiums by line of business as a percentage of total gross written premiums for the years ended December 31, 2006 and 2005 were as follows:

	2006		2005
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(dollars in millions)

Workers’ compensation	$89.3	58.3%	$62.3	68.8%
General liability	35.8	23.4%	10.7	11.8%
Commercial automobile	25.5	16.6%	9.4	10.4%
All Other	2.6	1.7%	8.2	9.0%

Total	$153.2	100.0%	$90.6	100.0%

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Our net loss and loss adjustment expense ratio by line of business for the years ended December 31, 2006 and December 31, 2005 were as follows:

	For the Year Ended December 31,
	2006	2005

General liability	46.1%	60.4%
Workers’ compensation	54.6%	73.5%
Commercial automobile	78.0%	79.0%
All other	78.2%	95.8%

Total	56.5%	71.8%

Cash Flows

A summary of our cash flows is as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in millions)

Cash provided by (used in)
Operating activities	$69.6	$60.3	$8.4
Investing activities	(72.3)	(66.4)	(13.6)
Financing activities	1.3	3.1	1.5

Change in cash	$(1.4)	$(3.0)	$(3.7)

For the year ended December 31, 2007 net cash from operating activities was $69.6 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $60.3 million for the year ended December 31, 2006, which also consisted principally of premium and deposit collections exceeding losses and expenses paid out. Our insurance operations commenced in early 2005 and as a result cash flows were negative for the majority of 2005 and first became positive in the fourth quarter of 2005.

Cash used for investment activities was $72.3 million for the year ended December 31, 2007, principally representing purchases of investments of $63.1 million and additions to equipment and capitalized software of $9.2 million. For the year ended December 31, 2006, cash used for investment activities was $66.4 million also principally representing increases in investments and additions to equipment and capitalized software. For the year ended December 31, 2005, cash used for investment activities was $13.6 million also principally representing increases in investments and additions to equipment and capitalized software.

We had cash flows from financing activities of $1.3 million from sales of Class B Shares to our partner agents during the year ended December 31, 2007. We had cash flows from financing activities of $3.1 million from sales of Class B Shares to our partner agents during the year ended December 31, 2006. For the year ended December 31, 2005, cash flows from financing activities from sales of Class B Shares to our partner agents was $1.5 million. The increase from 2005 to 2006 resulted from an increased number of partner agents, each of which is contractually obligated to purchase a set amount of Class B Shares over a negotiated period of time. The decrease from 2006 to 2007 resulted from a substantial number of our partner agents having fulfilled their contractual obligation to purchase Class B Shares during 2006 which was partially offset by our signing two new partner agents in 2007.

Fixed Maturity Investments

Our investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value based on prices obtained from independent third-party pricing services. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

comprehensive income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

The aggregate fair market value of our fixed maturity investments at December 31, 2007 was $177.7 million, compared to amortized cost of $176.6 million. This amount compares to the aggregate fair market value of our fixed maturity investments of $144.5 million compared to amortized cost of $145.6 million, as of December 31, 2006.

We have concluded that none of the available-for-sale securities with unrealized losses at December 31, 2007 has experienced an “other-than-temporary” impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination. As of December 31, 2007, we held $4.5 million in fair value, $5.0 million in book value, of investments with sub-prime exposure, all of which were rated “A” or better by established rating agencies.

Liquidity and Capital Resources

Liquidity Requirements of Specialty Underwriters’ Alliance, Inc. We are organized as a holding company and, as such, have no direct operations of our own. Our assets consist primarily of investments in our subsidiary, through which we conduct all of our insurance operations. As a holding company, we have continuing funding needs for general corporate expenses, taxes, the payment of principal and interest on future borrowings, if any, and the payment of other obligations as they come due. Funds to meet these obligations come primarily from dividends and other statutorily permissible payments from our operating subsidiary. The ability of our operating subsidiary to make payments to us is limited by the applicable laws and regulations of Illinois which limit and restrict the payment of dividends to us by our insurance subsidiary.

Liquidity. SUA generates liquidity primarily by collecting and investing earned premiums in advance of paying claims. We believe that SUA maintains sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. The principal sources of liquidity are existing cash and short-term investments. Cash and short-term investments were $52.6 million at December 31, 2007, a $30.7 million increase over December 31, 2006.

The liquidity requirements of SUA relate primarily to the liabilities associated with its products and its operating costs as well as the payments of dividends, if any, and taxes to us. Historically cash flows from earned premiums and investment income have provided sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change from our historical patterns, for example, as a result of a decrease in earned premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity, possibly at a loss. SUA generally holds a significant amount of highly liquid, short-term investments to meet its liquidity needs. Funds received in excess of SUA’s liquidity requirements are generally invested in additional marketable securities. The ability of our operating subsidiary to pay dividends or make other distributions to stockholders is subject to statutory and regulatory restrictions under Illinois law, including restrictions imposed as a matter of administrative policy, which are applicable generally to any insurance company in its state of domicile that limit such payments or distributions without prior approval by regulatory authorities. For information regarding restrictions on the payment of dividends by SUA, see the discussion under the heading “ITEM 1. BUSINESS — Insurance Regulation” in PART I of this annual report.

Capital Requirements of SUA Insurance Company. While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss adjustment expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection from adequately rated reinsurers on acceptable terms. SUA is required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We have capitalized our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Our current level of capital is sufficient, but would need to be augmented to further expand our business strategy, enter new business lines, and manage our expected growth or to deal with higher than expected expenses or poorer than expected results.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)

Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	8,405	555	1,217	1,288	5,345
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Sub Total	$8,405	$555	$1,217	$1,288	$5,345
Loss & Loss Adjustment Expense Reserves — SUA Insurance Company	121,207	32,795	36,156	16,454	32,801
Loss & Loss Adjustment Expense Reserves — Potomac Insurance Company of Illinois(1)	63,529	17,085	24,609	13,502	8,334

Total Loss & Loss Adjustment Expense Reserves	$184,736	$49,880	$60,765	$29,956	$41,135

Total Contractual Obligations	$193,141	$50,435	$61,982	$31,244	$46,480

(1) On November 23, 2004, Specialty Underwriters’ Alliance, Inc. acquired Potomac and subsequently renamed the company SUA Insurance Company. Prior to the acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon, whereby all of its liabilities, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon. We will not experience any gains or losses with respect to such legacy policies unless OneBeacon fails to honor its reinsurance obligation. To date, OneBeacon continues to handle, adjudicate and pay all claims that have arisen from such legacy policies.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Premium Income

Net premiums written consist of direct premiums written less ceded premiums. The components of net premiums written are recognized as revenue over the period that coverage is provided. When premium rates change, the effect of the change will not immediately affect earned premium. Rather, the increase or decrease will be recognized ratably over the period of coverage which is twelve months. Unearned premiums and prepaid reinsurance premiums, which are recorded on the balance sheets, will represent that portion of premiums written that are applicable to the unexpired terms of policies in force. Certain policies are subject to adjustment based on changes in risk exposure over the period of coverage, such as payroll increases/decreases and changes in risk classifications and therefore direct written premiums are estimated during the policies term until final audit of the policy occurs.

Investments

We have classified all fixed maturity investment securities upon acquisition as available-for-sale securities. Available-for-sale fixed maturities securities are reported at fair value. Short-term investments are recorded at cost.

Short term securities and cash equivalents are valued at their book value. Other fixed maturities are valued at prices obtained from independent third-party pricing services, and as a result, there is no management involvement in determining fair value. The independent third-party services employ various models that take into consideration such factors as recent sales, the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves to estimate the value of these investments. Unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation is reported as a component of other comprehensive income.

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

Acquisition Expenses

We establish an asset for certain acquisition expenses such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our lines of business. These acquisition expenses are deferred and amortized over the period of coverage of the policies written which is 12 months. Acquisition expenses that do not vary with premium production are expensed immediately. We assess the recoverability of deferred acquisition expenses which are limited to the estimated amounts recoverable from future income after providing for losses and expenses included in future income that are expected to be incurred, based upon historical and current experience. If such costs are estimated to be unrecoverable, they will be expensed. Judgments as to ultimate recoverability of such

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

deferred acquisition expenses is highly dependent on future estimates of loss costs associated with unearned premium. The process of establishing loss reserves is complex and judgmental, as it must take into consideration many variables that are subject to the outcome of future events. There have been no historical changes in the recoverability of our deferred acquisition expenses. We do not believe that any reasonably likely change in our loss development will affect the recoverability of acquisition expenses. See the heading “Losses, Claims and Settlement Expenses” below.

At December 31, 2007, acquisition expenses were fully recoverable.

Intangible Assets

We recorded an indefinite-life intangible asset for the value of insurance licenses acquired in connection with the acquisition of Potomac. Indefinite-lived intangible assets are not subject to amortization. If the aggregate fair value of insurance licenses declines to an amount less than their book value, impairment will be recorded as a realized loss.

Losses, Claims and Settlement Expenses

Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred. These reserves reflect our best estimates of the total cost of claims that were reported to us, but not yet paid, referred to as case reserves, and the cost of claims “incurred but not yet reported” to us, referred to as IBNR Reserves.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Loss and LAE reserves, by line of business at December 31, 2007, 2006 and 2005 for our insurance operations were as follows:

	December 31, 2007			December 31, 2006			December 31, 2005
	Case	IBNR	Total	Case	IBNR	Total	Case	IBNR	Total
	(dollars in thousands)

Gross Reserves
Workers’ compensation	$25,049	$44,797	$69,546	$13,026	$30,922	$43,948	$5,349	$7,596	$12,945
General liability	6,054	20,318	26,372	1,173	8,513	9,686	29	3,151	3,180
Auto liability	11,459	12,233	23,692	4,750	3,998	8,748	894	730	1,624
Other	676	621	1,297	2,613	4,613	7,226	206	179	385

SUA Insurance Company (SUA)	43,238	77,969	121,207	21,562	48,046	69,608	6,478	11,656	18,134
Potomac Insurance Company of Illinois(1)	48,187	15,342	63,529	59,132	12,460	71,592	70,409	16,327	86,736

Total gross reported loss and loss adjustment expense reserves	91,425	93,311	184,736	80,694	60,506	141,200	76,887	27,983	104,870

Ceded Reserves
SUA ceded reinsurance recoverables	417	13,218	13,635	2,221	7,163	9,384	774	1,487	2,261
Potomac Insurance Company of Illinois(1)	48,187	15,342	63,529	59,132	12,460	71,592	70,409	16,327	86,736

Total ceded loss and loss adjustment expense reserves	48,604	28,560	77,164	61,353	19,623	80,976	71,183	17,814	88,997

Total net loss and loss adjustment expense reserves	$42,821	$64,751	$107,572	$19,341	$40,883	$60,224	$5,704	$10,169	$15,873

(1) On November 23, 2004, Specialty Underwriters’ Alliance, Inc. acquired Potomac, and subsequently renamed the company SUA Insurance Company. Prior to the acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon, whereby all of its liabilities, including all direct liabilities under existing insurance policies, were ceded to and assumed by OneBeacon. We will not experience any gains or losses with respect to such legacy policies unless OneBeacon fails to honor its reinsurance obligation. To date, OneBeacon continues to handle, adjudicate and pay all claims that have arisen from such legacy policies.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

General liability

Our general liability product line is considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. General liability reserves are comprised primarily of bodily injury and, to a lesser extent, property damage. Bodily injury claims arise from physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment. Property damage claims arise from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter.

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

Commercial automobile liability

The commercial automobile product line is mostly liability coverage which is primarily long-tail coverage. Claims relating to physical damage to the automobile (property) and property damage (liability) are easier to estimate and are resolved more quickly. Claims relating to bodily injury take longer to formalize and are more difficult to estimate.

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

Reserving Methodologies

Instead of any single method, we use a combination of various actuarial and analytical methods to estimate the amount of reserves for each line of business on the basis of historical, statistical and industry information. The primary methods that we utilize to determine our ultimate losses and loss adjustment expenses include:

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

The following table shows for SUA the recorded reserves and the high and low ends of the range of reasonable loss and LAE reserve estimates at December 31, 2007.

	Net Reserves
	Low	Carried	High
	(dollars in thousands)

Range of Estimates	97,229		122,591
Reserves		107,572

We determined the range of reserve estimates by reviewing various actuarial methods as well as testing the possible ultimate losses by applying simulated expected future loss development patterns. The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together. Although we believe our reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

Deferred Income Taxes

We have established a valuation allowance for the portion of any deferred tax asset that management believes may not be realized. The establishment and ongoing evaluation of a valuation allowance for deferred tax assets requires the use of judgment and estimates. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The Company’s adoption of FIN 48 on January 1, 2007, did not require an adjustment to the liability for unrecognized tax benefits.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. We expect that changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves to the extent we have established such loss reserves. We monitor this exposure through periodic reviews of our consolidated asset and liability positions.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity portfolio as of December 31, 2007:

			Estimated Fair	After Tax
		Assumed Change in	Value After	Increase
	Fair Value at	Relevant	Change in	(Decrease) in
	12/31/07	Interest Rate	Interest Rate	Carrying Value
		(dollars in thousands)

Total Investments	$229,387	100 bp decrease	$235,287	$5,900
		50 bp decrease	$232,412	$3,025
		50 bp increase	$226,233	$(3,154)
		100 bp increase	$222,993	$(6,394)

The average duration of our fixed maturity investments at December 31, 2007 was approximately 2.75 years.

Credit Risk

Our portfolio includes primarily fixed income securities and short-term investments, which are subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. In our risk management strategy and investment policy, we seek to earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers and to limit the amount of credit exposure to any one issuer.

The portfolio of fixed maturities consisted solely of high quality bonds at December 31, 2007. The following table summarizes bond ratings at carrying value:

	As of December 31, 2007
		Percent of
Bond Ratings	Amount	Portfolio
	(dollars in thousands)

AAA rated and U.S. Government and affiliated agency securities	$114,683	64.6%
AA rated	21,188	11.9%
A rated	39,671	22.3%
BBB Rated	2,193	1.2%

Total	$177,735	100.0%

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

We also have other receivable amounts subject to credit risk, including reinsurance recoverables from OneBeacon. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Disclosure controls and procedures are the controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control Over Financial Reporting. Our management, under the supervision of our principal executive officer and principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in SEC Rules 13a-15(f) and 15d-15(f). Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, has concluded that the design and operation of our internal controls over financial reporting are effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to our executive officers and our code of business conduct and ethics is disclosed in Part I, Item I under the headings “Executive Officers of the Registrant” and “Overview,” respectively. The information required by Item 10 as to our directors, compliance with section 16 of the Exchange Act, and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A. We are not aware of any family relationships between any of our directors or executive officers.

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

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The consolidated financial statements and financial statement schedules of Specialty Underwriters’ Alliance, Inc. required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements and Financial Statement Schedules beginning on page F-1 below.

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation dated May 19, 2005 (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance. Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on May 31, 2005 (File No. 333-124263))

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

3.2		Amended and Restated Bylaws dated October 29, 2007 (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007, filed on November 2, 2007
10	.1+	2004 Stock Option Plan of Specialty Underwrites’ Alliance, Inc. (as Amended and Restated as of November 11, 2004) (Incorporated by reference to Exhibit 10.1.5, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10	.2+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1.8, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10	.3+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.1.9, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10	.4+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and William S. Loder (Incorporated by reference to Exhibit 10.1.10, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10	.5+	Amended and Restated Employment Agreement, dated November 11, 2004, between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.1.11, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10.6		Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.7		Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.8		Software License Maintenance and Support Agreement, dated May 20, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.21, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1 (File No. 333-117722))
10.9		Master Software Sales and Services, Agreement (Americas), dated May 19, 2004, between the Registrant and SunGard Sherwood Systems (US), Inc. (Incorporated by reference to Exhibit 10.1.22, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on September 17, 2004 (File No. 333-117722))
10.10		Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.11		Promissory Note, dated September 30, 2004, in favor of the Registrant by AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.26, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.12		Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.13		Promissory Note, dated August 16, 2004, in favor of the Registrant by American Team Managers (Incorporated by reference to Exhibit 10.1.28, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))
10.14		Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))
10.15		Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. Amendment No. 5 to the (Incorporated by reference to Exhibit 10.1.34, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))
10.16		Promissory Note, dated November 3, 2004, in favor of the Registrant by Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.35, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))
10.17		First Amendment to Software License Maintenance and Support Agreement, dated October 13, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.36, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))
10.18		Second Amendment to Software License Maintenance and Support Agreement, dated November 9, 2004, between the Registrant and ISO Strategic Solutions, Inc. (Incorporated by reference to Exhibit 10.1.37, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))
10.19		Form of Voting Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filled on November 12, 2004 (File No. 333-117722))

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

10.20		Form of Stock Purchase Agreement, by and between the Registrant and Friedman, Billings, Ramsey Group, Inc. (Incorporated by reference to Exhibit 10.1.42, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filled on November 12, 2004 (File No. 333-117722))
10.21		Third Amendment to the Software License and Maintenance and Support Agreement by and between ISO Strategic Solutions, Inc. and the Registrant (Incorporated by reference to Exhibit 10.1.43, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))
10.22		Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)
10.23		Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)
10	.24*	First Amendment to Lease, dated May 5, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property, LLC
10.25		Securities Purchase Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC. (Incorporated by reference to Exhibit 10.1.43 with Specialty Underwriters’ Alliance. Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on May 31, 2005 (File No. 333-124263))
10	.26*	Amended and Restated Securities Purchase Agreement, dated June 10, 2005, between the Registrant and Risk Transfer Holdings, Inc.
10	.27*	Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 30, 2005, between the Registrant and Risk Transfer Holdings, Inc.
10	.28*	Amended and Restated Securities Purchase Agreement, dated September 8, 2005, between the Registrant and American Team Managers
10	.29*	Amended and Restated Securities Purchase Agreement, dated September 28, 2005, between the Registrant and AEON Insurance Group, Inc.
10.30		Amendment No. 2 to Specialty Underwrites’ Alliance, Inc. Partner Agent Program Agreement, dated March 20, 2006, between Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.1 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 1st Quarter ended March 31, 2006 filed on May 9, 2006)
10	.31*	Second Amendment to Lease, dated April 24, 2006, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property, LLC
10.32		Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 10, 2006, between the Registrant and AEON Insurance Group, Inc (Incorporated by reference to Exhibit 99.2 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2006 filed on August 4, 2006)
10.33		Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 12, 2006, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 99.3 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2006 filed on August 4, 2006)
10.34		First Amendment to the Amended and Restated Securities Purchase Agreement, dated July 16, 2006, between Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 99.3 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)
10.35		Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated July 18, 2006, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 99.4 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)
10.36		First Amendment to the Amended and Restated Securities Purchase Agreement, dated September 21, 2006, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 99.7 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)
10.37		First Amendment to the Amended and Restated Securities Purchase Agreement, dated September 25, 2006, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 99.8 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)
10	.38+	2007 Stock Incentive Plan of Specialty Underwriters’ Alliance, Inc., dated March 31, 2007(Incorporated by reference to Appendix A with Specialty Underwriters’ Alliance, Inc.’s Definitive Proxy Statement on Form DEF 14A for the year ended December 31, 2006 filed on April 2, 2007)
10	.39+	Description of 2007 Officer Bonus Program for the Registrant (Incorporated by reference to Exhibit 99.1 with Specialty Underwriters’ Alliance, Inc.’s Current Report on Form 8-K filed on May 18, 2007)
10	.40+	Transition Agreement, dated October 26, 2007, between the Registrant and William Loder (Incorporated by reference to Exhibit 10.1 with Specialty Underwriters’ Alliance, Inc.’s Current Report on Form 8-K filed on October 31, 2007)
10.41		Amendment No. 4 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated October 29, 2007, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1 with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

10	.42+	Form of Restricted Stock Agreement for Directors under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)
10	.43+	Form of Restricted Stock Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)
10	.44+	Form of Option Agreement-Non - Qualified Stock Option under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)
10	.45+	Form of Option Agreement - Incentive Stock Option under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)
10	.46+*	Form of Deferred Stock Award Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant
14.1		Code of Ethics of Specialty Underwriters’ Alliance, Inc. (Incorporated by reference to Exhibit 14.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)
21.1		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)
23	.1*	Consent of PricewaterhouseCoopers LLP with respect to Registrant.
31	.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Index To Audited Consolidated Financial Statements And Schedules

Page No.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Specialty Underwriters’ Alliance, Inc. as of December 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) of Specialty Underwriters’ Alliance, Inc. for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-4
Consolidated Statement of Stockholders’ Equity of Specialty Underwriters’ Alliance, Inc. as of December 31, 2007 and December 31, 2006	F-5
Consolidated Statements of Cash Flows for Specialty Underwriters’ Alliance, Inc. for the years ended December 31, 2007, December 31, 2006, and December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule I — Specialty Underwriters’ Alliance, Inc. — Summary of Investments Other Than Investments in Related Parties as of December 31, 2007	F-21
Schedule II — Specialty Underwriters’ Alliance, Inc. — Condensed Financial Information of Registrant as of December 31, 2007 and December 31, 2006 or for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, as appropriate
F-22
Schedule III — Specialty Underwriters’ Alliance, Inc. — Supplementary Insurance Information for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-25
Schedule IV — Specialty Underwriters’ Alliance, Inc. — Reinsurance for the years ended December 31, 2007, December 31, 2006, and December 31, 2005	F-26
Schedule V — Specialty Underwriters’ Alliance, Inc. — Valuation and Qualifying Accounts of Registrant for the years ended December 31, 2006, December 31, 2006 and December 31, 2005	F-27
Schedule VI — SUA Insurance Company — Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	F-28
Amendment to Lease
Amended and Restated Securities Purchase Agreement
Amendment to the partner Agent Program Agreement
Amended and Restated Securities Purchase Agreement
Amended and Restated Securities Purchase Agreement
Second Amendment to Lease
Form of Deferred Stock Award Agreement
Consent
Certification
Certification
Certification
Certification

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Specialty Underwriters’ Alliance, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Specialty Underwriters’ Alliance, Inc. and its subsidiary at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 7, 2008

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Balance Sheets of
Specialty Underwriters’ Alliance, Inc.
As of December 31, 2007 and 2006

	2007	2006
	(dollars in thousands)

ASSETS
Fixed maturity investments, at fair value (amortized cost: $176,592 and $145,581)	$177,735	$144,520
Short-term investments, at amortized cost (which approximates fair value)	51,652	19,538

Total investments	$229,387	$164,058
Cash	968	2,375
Insurance premiums receivable	68,887	68,310
Reinsurance recoverable on unpaid loss and loss adjustment expenses	77,204	80,976
Prepaid reinsurance premiums	631	3,577
Investment income accrued	1,909	1,566
Equipment and capitalized software at cost (less accumulated depreciation of $8,927 and $3,915)	12,796	8,643
Intangible assets	10,745	10,745
Deferred acquisition costs	17,495	19,876
Other assets	2,512	3,171

Total assets	$422,534	$363,297

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Loss and loss adjustment expense reserves	$184,736	$141,200
Unearned insurance premiums	86,741	89,804
Insured deposit funds	12,515	10,366
Accounts payable and other liabilities	7,405	7,945

Total liabilities	$291,397	$249,315

Commitments (Note 8)

STOCKHOLDERS’ EQUITY
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,697,355 and 14,682,355 shares	$147	$147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 869,738 and 679,152 shares	9	7
Paid-in capital — Common Stock	129,431	128,372
Paid-in capital — Class B Common Stock	6,139	4,838
Accumulated deficit	(5,732)	(18,321)
Accumulated other comprehensive income (loss)	1,143	(1,061)

Total stockholders’ equity	$131,137	$113,982

Total liabilities and stockholders’ equity	$422,534	$363,297

The accompanying notes are an integral part of these financial statements.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss) of
Specialty Underwriters’ Alliance, Inc.
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands, except earnings per share)

REVENUE
Earned insurance premiums	$152,469	$110,891	$26,611
Net investment income	9,553	6,087	3,558
Net realized gain (losses)	(27)	275	(4)

Total revenue	$161,995	$117,253	$30,165

EXPENSES
Loss and loss adjustment expenses	$89,990	$62,682	$19,099
Acquisition expenses	36,601	26,032	6,207
Service company fees	-	-	8,798
Other operating expenses	22,568	19,884	14,057

Total expenses	$149,159	$108,598	$48,161

Pretax income (loss)	12,836	8,655	(17,996)
Federal income tax expense	(247)	(247)	-

Net income (loss)	$12,589	$8,408	$(17,996)
Net change in unrealized gains and losses for investments held, after tax	2,204	570	(1,641)

Comprehensive income (loss)	$14,793	$8,978	$(19,637)

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$0.82	$0.55	$(1.22)
Diluted	$0.82	$0.55	$(1.22)
Average shares outstanding
Basic	15,431	15,211	14,774
Diluted	15,431	15,211	14,774

The accompanying notes are an integral part of these financial statements.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statement of Stockholders’ Equity of
Specialty Underwriters’ Alliance, Inc.
As of December 31, 2007 and 2006

	Common	Paid-in	Common	Paid-in	Retained	Acumulated	Total
	Stock Class	Capital Class	Stock Class	Capital Class	Earnings	Other Comp.	Stockholders’
	A	A	B	B	(Deficit)	Income	Equity
				(dollars in thousands)

Balance at December 31, 2005	$147	$127,256	$2	$1,770	$(26,729)	$(1,631)	$100,815
Net income	-	-	-	-	8,408	-	8,408
Net change in unrealized investment gains, net of tax	-	-	-	-	-	570	570
Stock issuance	-	15	5	3,068	-	-	3,088
Stock based compensation	-	1,101	-	-	-	-	1,101

Balance at December 31, 2006	$147	$128,372	$7	$4,838	$(18,321)	$(1,061)	$113,982

Net Income	-	-	-	-	12,589	-	12,589
Net change in unrealized investment gains, net of tax	-	-	-	-	-	2,204	2,204
Stock issuance	-	123	2	1,301	-	-	1,426
Stock based compensation	-	936	-	-	-	-	936

Balance at December 31, 2007	$147	$129,431	$9	$6,139	$(5,732)	$1,143	$131,137

The accompanying notes are an integral part of these financial statements.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statements of Cash Flows of
Specialty Underwriters’ Alliance, Inc.
For the Years Ended 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands)

Cash Flows From Operations
Net income (loss)	$12,589	$8,408	$(17,996)

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred taxes	(77)	90	-
Net realized (gains) losses	27	(275)	4
Amortization of bond premium (discount)	(5)	342	495
Depreciation	5,012	2,577	1,760
Net change in:

Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,772	8,021	6,962
Loss and loss adjustment expense reserves	43,536	36,330	8,911
Insurance premiums receivable	(577)	(23,442)	(44,868)
Unearned insurance premiums	(3,063)	31,209	58,592
Deferred acquisition costs	2,381	(8,597)	(11,279)
Prepaid reinsurance premiums	2,946	(85)	(3,489)
Insured deposit funds	2,149	3,207	7,159
Other, net	912	2,526	2,188

Total adjustments	57,013	51,903	26,435

Net cash flows provided by (used for) operations	69,602	60,311	8,439

Cash flows from investing activities
Net decrease (increase) in short-term investments	(32,114)	(10,676)	38,508
Sales of fixed maturity investments	9,938	7,174	-
Redemptions, calls and maturities of fixed maturity investments	10,003	9,502	6,387
Purchases of fixed maturity investments	(50,974)	(66,575)	(52,192)
Unsettled net investment purchases		-	(1,000)
Purchase of equipment and capitalized software	(9,165)	(5,778)	(5,321)

Net cash flows provided by (used for) investing activities	(72,312)	(66,353)	(13,618)

Cash flows from financing activities
Issuance of common stock	1,303	3,088	1,522

Net cash provided by (used for) financing activities	1,303	3,088	1,522

Net (decrease) increase in cash during the period	(1,407)	(2,954)	(3,657)

Cash at beginning of the period	2,375	5,329	8,986

Cash at end of the period	$968	$2,375	$5,329

The accompanying notes are an integral part of these financial statements.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

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

Note 2 —	Summary of Significant Accounting Policies

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

All fixed maturity investment securities are classified as available for sale. As such, they are reported at estimated fair value; unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged, net of applicable deferred income taxes, directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation during the year is reported as a component of other comprehensive income. Estimated fair value is based on prices obtained from independent third-party pricing services, and as a result, there is no management involvement in determining fair value. The independent third-party services employ various models that take into consideration such factors as recent sales, the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves to estimate the value of these investments. Premium and discounts on fixed maturity investments are either accreted or amortized to income over the anticipated life of the investment.

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

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

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

Equipment and Capitalized Software

Equipment consists of office furniture and equipment and is depreciated over three to five years. Capitalized software costs are purchased computer software or external consulting development costs and are depreciated over three years.

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

Acquisition Expenses

Acquisition expenses related to the writing of insurance policies such as up-front commissions, premium taxes and other costs associated with premium writings are deferred and subsequently amortized to income over the period of coverage. Deferred acquisition expenses are assessed for recoverability using loss and loss adjustment expense ratios which are based primarily on the assumption that the future loss and loss adjustment expense ratio will include consideration of the recent experience. Adjustments to the asset for future recoverability are recorded through operations in the period identified. Acquisition expenses related to earned premiums are expensed immediately.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. Deferred tax assets and liabilities are recognized consistent with the asset and liability method required by SFAS 109. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Reinsurance

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums earned.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectability of reinsurance recoverables is subject to the solvency of the reinsurers.

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

Stock Options

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R which have not vested under the fair value method and expense those amounts over the stock option’s remaining vesting period. Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the modified prospective application, the Company did not restate results for earlier periods. Under FAS 123R, the Company has opted to use the binomial lattice option pricing model to determine fair value.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares of Common Stock and Class B Shares outstanding during the period.

In calculating diluted earnings per share, the weighted average of shares of Common Stock and Class B Shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The Company’s adoption of FIN 48 on January 1, 2007, did not require an adjustment to the liability for unrecognized tax benefits. As of December 31, 2007, the Company has taken no tax position which would require disclosure under the new guidance. Although the IRS is not currently examining any of the Company’s income tax returns, tax years 2003 through 2006 remain open and are subject to examination.

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

Note 3 —	Concentration of Premium

Concentration of premium by partner agent for 2007, 2006 and 2005 was as follows:

	Percentage of Gross Written Premium
	2007	2006	2005

Risk Transfer Holdings, Inc.	49.0%	53.1%	55.3%
American Team Managers	20.9%	20.7%	24.4%
AEON Insurance Group, Inc.	16.0%	14.2%	12.1%
Appalachian Underwriters, Inc.	8.7%	9.5%	0.5%
Specialty Risk Solutions, LLC	1.9%	1.3%	7.7%
Flying Eagle Insurance Service, Inc	1.7%	n/a	n/a
Insential, Inc	1.1%	1.0%	n/a
First Light Program Manager, Inc.	0.0%	n/a	n/a
Other	0.7%	0.2%	0.0%

Total	100.0%	100.0%	100.0%

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Concentration of premium by state for 2007, 2006 and 2005 was as follows:

	Percentage of Gross Written Premium
	2007	2006	2005

Florida	33.6%	38.2%	42.6%
California	27.5%	30.9%	39.4%
Texas	10.4%	8.1%	7.8%
Other states	28.5%	22.8%	10.2%

Total	100.0%	100.0%	100.0%

Concentration of premium by line of business for 2007, 2006 and 2005 was as follows:

	Percentage of Gross Written Premium
	2007	2006	2005

Workers’ compensation	57.4%	58.3%	68.8%
Commercial automobile	20.2%	16.6%	10.4%
General liability	19.9%	23.4%	11.8%
All other	2.5%	1.7%	9.0%

Total	100.0%	100.0%	100.0%

Note 4 —	Investments

The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2007 were as follows:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Estimated
2007	Cost	Gains	Losses	Value

U.S. Treasury Securities	$9,801	$366	$-	$10,167
U.S. Government Agencies Securities	37,023	1,172	(5)	38,190
Municipals	5,264	90	-	5,354
Corporate Securities	58,672	429	(395)	58,706
Mortgage Backed Securities	65,832	728	(1,242)	65,318

Total Fixed Maturities	$176,592	$2,785	$(1,642)	$177,735

The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2006 were as follows:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Estimated
2006	Cost	Gains	Losses	Value

U.S. Treasury Securities	$10,805	$12	$(154)	$10,663
U.S. Government Agencies Securities	34,678	241	(216)	34,703
Corporate Securities	49,033	58	(958)	48,133
Mortgage Backed Securities	51,065	326	(370)	51,021

Total Fixed Maturities	$145,581	$637	$(1,698)	$144,520

Temporary losses on investment securities are primarily a result of increases in interest rates on the security from the time of purchase and are recorded as unrealized losses. The Company’s methodology for assessing other-

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary included: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The Company has not recorded any other-than-temporary impairment charges on investment securities for the years ended December 31, 2007 and 2006. As of December 31, 2007, we held $4.5 million in fair value, $5.0 million in book value, of investments with sub-prime exposure, all of which were rated “A” or better by established rating agencies.

The cost or amortized cost and fair values of fixed maturities by contractual maturity at December 31, 2007 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The maturities for mortgage backed securities with an amortized cost of $65,832 and a fair value of $65,318 were allocated between the durations below by averaging various expected prepayment assumptions that are developed through a model which takes into account recent prepayment patterns and future estimates on different agency coupons and structures.

	Cost or
	Amortized Cost	Fair Value

Due in one year or less	$12,704	$12,678
Due after one year through five years	64,443	65,238
Due after five years through ten years	45,263	46,090
Due after ten years	54,182	53,729

Total	$176,592	$177,735

As of December 31, 2007, there were 58 out of 161 securities in an unrealized loss position. Of these, 46 securities have been in an unrealized loss position for twelve months or greater. Those fixed maturity investments with unrealized losses as of December 31, 2007 are summarized as follows:

		Unrealized Losses
		Less than	Greater than
	Fair Value	12 Months	12 Months	Total

US Treasury Securities	$-	$-	$-	$-
US Government Agency Securities	2,177	-	(5)	(5)
Corporate Securities	32,220	(101)	(294)	(395)
Mortgage Backed Securities	21,974	(400)	(842)	(1,242)

Total Fixed Maturities	$56,371	$(501)	$(1,141)	$(1,642)

Fixed maturities with carrying values of $18,902 were on deposit with insurance regulatory authorities as required by law at December 31, 2007.

Information relating to the Company’s investments is shown below:

	Year Ended December 31,
	2007	2006	2005

Proceeds from voluntary sales and redemptions	$9,938	$7,174	$-
Gross realized gains	62	333	4
Gross realized losses	(81)	(58)	(8)

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

The components of the Company’s net investment income were as follows:

	Year Ended December 31,
	2007	2006	2005

Fixed maturities	$8,098	$5,516	$3,421
Short-term investments	1,751	759	310

Gross investment income	9,849	6,275	3,731
Investment Expenses	(296)	(188)	(173)

Net investment income	$9,553	$6,087	$3,558

Note 5 —	Federal Income Taxes

As of December 31, 2007, December 31, 2006 and December 31, 2005 the Company had tax basis net operating loss carryforwards of $2,068, $18,751 and $26,136, respectively, each of which will expire on December 31, 2025. The Company also accumulated start-up and organization expenditures, through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs was $873, $1,344 and $1,815 at December 31, 2007, December 31, 2006 and December 31, 2005, respectively. The Company did not incur any federal income tax from its inception in 2003 through 2005. The Company incurred income taxes in the amount of $324 and $157, arising from alternative minimum tax obligations in 2007 and 2006, respectively. Based on these facts, the Company has recorded a valuation allowance of $1,626 at December 31, 2007 against net deferred tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.

The Company has recorded a tax provision for the year equal to the current year increase in deferred tax liabilities associated with indefinite lived intangible assets. Due to the indefinite nature of these intangible assets for financial reporting purposes, these deferred tax liabilities do not represent a source of income to realize the Company’s deferred tax assets.

A reconciliation of the Company’s expected to actual federal income taxes are shown below.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Income tax (expense) benefit at statutory rates	$(4,364)	$(2,943)	$6,119
Tax expense from permanent difference	(106)	(132)	(7)
Valuation allowance	4,228	2,839	(6,112)
Other	(5)	(11)

Actual income tax benefit (expense)	$(247)	$(247)	$-

The components of current and deferred income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Current tax benefit (expense)	$(324)	$(157)	$-
Deferred tax benefit (expense)	77	(90)	-

Total income tax benefit (expense)	$(247)	$(247)	$-

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

The components of the Company’s deferred tax assets and liabilities at December 31, 2007 and December 31, 2006, respectively, are noted in the table below.

	Year Ended December 31,
	2007	2006
Deferred Tax Assets Arising From	(dollars in thousands)

Loss & LAE reserves	$4,002	$2,256
Unearned premium reserves	5,898	6,107
Net operating loss carryforwards	703	6,207
Stock Option Expense	504	265
Unrealized loss on investments	-	361
Start up costs	297	457
AMT Tax Credit	481	158
Other	670	220

Total deferred tax assets	12,555	16,031

Deferred Tax Liabilities Arising From

Deferred acquisition costs	5,948	6,758
Equipment and capitalized software	3,395	1,849
Unrealized gain on investment	389	-
Prepaid assets	255	298
Intangible asset	727	480
Other	228	138

Total deferred tax liabilities	10,942	9,523

Net deferred tax asset (liability)	1,613	6,508
Valuation allowance	(1,626)	(6,598)

Net deferred tax asset (liability) after valuation allowance	$(13)	$(90)

Note 6 —	Stock Options

On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan, and no more grants or awards may be made under the 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options, unless earlier terminated, cancelled, expired or exercised. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards, and deferred stock awards (as well as dividend equivalents in connection with deferred stock awards). In addition, should any of the 732,466 options currently outstanding under the 2004 Plan be terminated, those shares will also be available under the 2007 Plan. All grants of options or awards of stock under the 2007 Plan must be approved by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. All options granted under the 2004 Plan have ten-year terms and vest in equal annual installments over either a three or four year period following the date of grant with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

The 2007 Plan provides for an automatic grant of 3,000 shares of common stock each to an independent director upon the first business day following re-election to the Board of Directors at the annual meeting of stockholders. On May 2, 2007, 15,000 shares were issued to the independent directors who were re-elected to the Board at the 2007 annual meeting held on May 1, 2007. This automatic grant replaced an automatic grant under the 2004 Plan of 10,000 options to each independent director upon re-election to the Board at the annual meetings. The compensation expense associated with the automatic grant of 15,000 shares was $123, based on the fair market value of the shares on the date of grant under FAS 123R. No other awards have been made in 2007.

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R. FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” or FAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. The Company adopted FAS 123R at the beginning of the first quarter of 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of FAS 123R which have not vested under the fair value method and expense those amounts over the stock option’s remaining vesting period. Stock options granted subsequent to the adoption of FAS 123R are valued using the fair value method and expensed over the vesting period. In adopting the modified prospective application, the Company did not restate results for earlier periods. Under FAS 123R, the Company has opted to use the binomial lattice option pricing model to determine fair value. In addition, FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions was $0 for the year ended December 31, 2007.

Compensation expense recognized for stock-based compensation for the years ended December 31, 2007 and December 31, 2006 were $935 and $1,101, respectively. If compensation expense for the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to December 31, 2005, under the 2004 Plan, consistent with FAS 123R, the Company’s net income per share would have been adjusted to the pro forma amounts indicated below:

Year Ended
December 31, 2005

Net loss as reported	$(17,996)
Deduct: compensation expense	(1,035)

Pro forma net loss	$(19,031)

Basic and diluted net earnings (loss) per share:
As reported	$(1.22)
Pro forma	$(1.29)

The remaining unrecognized compensation expense related to unvested awards at December 31, 2007 is approximately $84 and the weighted-average period of time over which this cost will be recognized is 0.8 years.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

There were no options granted in 2007. The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in 2006: risk free interest rate range of 4.56% - 4.60%; expected life range of 3.1 – 7.5 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years. The following assumptions were used for grants issued in 2005: risk free interest rate range of 3.50% - 4.33%; expected life range of 3.7 – 6.9 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years.

The following table presents activity under the Plan for 2007:

		Weighted		Weighted
		Average		Average
		Exercise	Aggregate	Contractual
	Number of	Price Per	Intrinsic	Remaining
Option Plan Activity	Shares	Share	Value	Life
	(actual dollar and share amounts)			(years)

Balance at January 1, 2007	742,466	$9.32	$60,100	8.00
Options granted	-		-	n/a
Options exercised	-		-	n/a
Option expired	(6,667)	9.50	-	n/a
Options forfeited	(3,333)	9.50	-	n/a

Balance at December 31, 2007	732,466	$9.32	$-	7.00

Total options vested at December 31, 2007	673,581	$9.41		6.95

A summary of the status of the Company’s non-vested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(actual dollar and share amounts)

Non-vested balance at January 1, 2007	304,702	$4.37
Options granted	-
Options vested	(242,484)	4.53
Options forfeited	(3,333)	4.64

Total non-vested options at December 31, 2007	58,885	$3.70

The weighted average grant-date fair value of options granted during the years ended December 31, 2006 and December 31, 2005 were $2.89 and $3.84, respectively. The grant-date fair value of options vested during the years ended December 31, 2007, December 31, 2006 and December 31, 2005 were $1,098, $1,078 and $894, respectively. Cash received from option exercises under the Plan for the year ended December 31, 2006 was $15. There were no options exercised during the years ended December 31, 2007 or December 31, 2005.

Note 7 —	Employee Benefit Plans

Company employees who have completed three months of consecutive service are eligible for participation in the Company’s 401(k) Plan. The 401(k) Plan provides for matching contributions by the Company up to four percent of eligible compensation contributed by the employee. During 2007, 2006 and 2005, the matching contributions made by the Company were $301, $228 and $103, respectively.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Note 8 —	Commitments

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

Note 9 —	Reinsurance

For workers’ compensation business, the Company’s reinsurers are responsible for losses between $1,000 and $10,000 due to any single occurrence under a policy and for losses in excess of $10,000 up to $35,000 for a multiple loss occurrence. For non-workers’ compensation casualty business, the Company does not write policies above $1,000 and therefore does not need reinsurance protection for single loss occurrences; its reinsurers are responsible between $1,000 and $5,000 of losses for a multiple loss occurrence. Reinsurance does not extinguish the Company’s primary liability under the policies written.

The effects of reinsurance follow:

	Year Ended December 31,
	2007	2006	2005

Premiums written:
Direct	$159,290	$152,841	$90,639
Assumed	1,100	335	-
Ceded	(10,984)	(11,076)	(5,433)

Net	$149,406	$142,100	$85,206

Premiums earned:
Direct	$162,501	$121,698	$32,047
Assumed	952	269	-
Ceded	(10,984)	(11,076)	(5,436)

Net	$152,469	$110,891	$26,611

Losses and loss adjustment expenses:
Direct	$97,052	$69,545	$21,362
Assumed	756	238	-
Ceded	(7,818)	(7,101)	(2,263)

Net	$89,990	$62,682	$19,099

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Note 10 —	Unpaid Loss And Loss Adjustment Expenses

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

At December 31, 2007 the Company reported gross loss and loss adjustment expense reserves of $184,736 of which $63,529 represented the gross direct loss and loss adjustment expense reserves of Potomac, which is fully reinsured by OneBeacon. The Company experienced favorable prior year loss development of $2,177 due to favorable claims experience within the workers compensation and general liability lines. At December 31, 2006 the Company reported gross loss and loss adjustment expense reserves of $141,200 of which $71,592 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon.

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

Included in the reserves for the Company is tabular reserve discount for workers’ compensation and excess workers’ compensation pension claims of $1,505 as of December 31, 2007 and $1,016 as of December 31, 2006. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.

Changes in the liability for loss and loss adjustment expense reserves were as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Potomac of		SUA	Potomac of		SUA	Potomac of		SUA
	Illinois	SUA	Consolidated	Illinois	SUA	Consolidated	Illinois	SUA	Consolidated

Beginning of period:
Gross	$71,592	$69,608	$141,200	$86,736	$18,134	$104,870	$95,959	$-	$95,959
Less reinsurance recoverables	(71,592)	(9,384)	(80,976)	(86,736)	(2,261)	(88,997)	(95,959)	-	(95,959)

Net	-	60,224	60,224	-	15,873	15,873	-	-	-

Incurred losses and LAE relating to:
Current year	-	92,167	92,167	-	63,546	63,546	-	19,099	19,099
Prior years	-	(2,177)	(2,177)	-	(864)	(864)	-	-	-

Total incurred losses and LAE	-	89,990	89,990	-	62,682	62,682	-	19,099	19,099

Paid losses and LAE related to:
Current year	-	24,772	24,772	-	12,997	12,997	-	3,226	3,226
Prior years	-	17,870	17,870	-	5,334	5,334	-	-	-

Total paid losses and LAE	-	42,642	42,642	-	18,331	18,331	-	3,226	3,226

End of period:
Net	-	107,572	107,572	-	60,224	60,224	-	15,873	15,873

Plus reinsurance recoverables	63,529	13,635	77,164	71,592	9,384	80,976	86,736	2,261	88,997

Gross	$63,529	$121,207	$184,736	$71,592	$69,608	$141,200	$86,736	$18,134	$104,870

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Note 11 —	Statutory Information

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

As an Illinois property and casualty insurer the maximum amount of dividends which can be paid by the SUA Insurance Company to shareholders without prior approval of the Director of Insurance is the greater of net income or 10% of statutory surplus, further limited to earned surplus. At December 31, 2007 SUA Insurance Company has no earned surplus and therefore no dividend capacity without the prior approval of the Illinois Director of Insurance.

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

SUA Insurance Company’s statutory information is as follows:

	Year Ended December 31,
	2007	2006	2005

Ending capital and surplus	$89,845	$77,308	$79,757
Net income/(loss)	16,312	1,052	(30,505)
Company action level risk-based capital	43,408	42,265	32,630

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

Note 12 —	Quarterly Financial Data (Unaudited)

The following table sets forth the unaudited financial data for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

	2007
Quarterly Financial Data	First	Second	Third	Fourth

Revenues	$37,445	$39,556	$42,895	$42,099
Expenses including taxes	34,423	36,546	39,532	38,905

Net income	$3,022	$3,010	$3,363	$3,194

Net income per share	$0.20	$0.20	$0.22	$0.20

	2006
Quarterly Financial Data	First	Second	Third	Fourth

Revenues	$24,401	$26,659	$33,613	$32,580
Expenses including taxes	24,601	24,492	30,031	29,721

Net income (loss)	$(200)	$2,167	$3,582	$2,859

Net income (loss) per share	$(0.01)	$0.14	$0.24	$0.18

	2005
Quarterly Financial Data	First	Second	Third	Fourth

Revenues	$1,265	$4,072	$9,145	$15,683
Expenses including taxes	5,757	8,082	13,969	20,353

Net income (loss)	$(4,492)	$(4,010)	$(4,824)	$(4,670)

Net income (loss) per share	$(0.31)	$(0.27)	$(0.32)	$(0.32)

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE I
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2007

	Amortized Cost	Fair Value
	(dollars in thousands)

Fixed maturities:
U.S. treasury securities	$9,801	$10,167
U.S. government agencies securities	37,023	38,190
Municipals	5,264	5,354
Corporate securities	58,672	58,706
Mortgage backed securities	65,832	65,318

Total fixed maturities	176,592	177,735
Short-term investments	51,652	51,652

Total investments	$228,244	$229,387

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
As of December 31, 2007 and 2006

	As of December 31,
Balance Sheet	2007	2006
	(dollars in thousands)

ASSETS
Investments in subsidiary	$124,270	$108,469
Short-term investments, at amortized cost (which approximates fair value)	6,514	5,203

Total investments	130,784	113,672
Cash	390	204
Other assets	4	134

Total assets	$131,178	$114,010

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and other liabilities	$41	$28

Total liabilities	41	28

Stockholders’ equity
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,697,355 and 14,682,355 shares	147	147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 869,738 and 679,152 shares	9	7
Paid-in capital — Common Stock	129,431	128,372
Paid-in capital — Class B Common Stock	6,139	4,838
Retained earnings	(5,732)	(18,321)
Accumulated other comprehensive income, net of tax	1,143	(1,061)

Total stockholders’ equity	131,137	113,982

Total liabilities and stockholders’ equity	$131,178	$114,010

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II — (Continued)
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
Statement of Operations	2007	2006	2005
	(dollars in thousands, except per share data)

Revenues:
Total revenues	$279	$184	$23

Expenses:
General and administrative expenses	1,287	1,344	328
(Gain) loss of subsidiary	(13,597)	(9,568)	17,691

Total expenses	(12,310)	(8,224)	18,019

Pretax income (loss)	12,589	8,408	(17,996)
Federal income tax expense	-	-	-

Net income (loss)	12,589	8,408	(17,996)

Net change in unrealized investment gains, net of tax	2,204	570	(1,641)

Comprehensive net income (loss)	$14,793	$8,978	$(19,637)

Earnings (loss) per share available to common stockholders
Basic	$0.82	$0.55	$(1.22)
Diluted	$0.82	$0.55	$(1.22)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II — (Continued)
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For the Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
Statement of Cash Flows	2007	2006	2005
	(dollars in thousands)

Cash flows from operations:
Net income (loss)	$12,589	$8,408	$(17,996)
Charges (credits) to reconcile net income to cash flows from operations:
Loss (income) of subsidiary	(13,597)	(9,568)	17,691
Depreciation expense	132	144	171
Write off of capitalized software		12	19
Other, net	1,070	953	(148)

Total adjustments	(12,395)	(8,459)	17,733

Net cash flows provided by (used for) operations	194	(51)	(263)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(1,311)	(4,179)	(1,023)
Capital contributions to subsidiary		-	(3,850)

Net cash flows provided by (used for) investing activities	(1,311)	(4,179)	(4,873)

Cash flows from financing activities
Issuance of common stock	1,303	3,088	1,522

Net cash flows provided by (used for) financing activities	1,303	3,088	1,522

Net increase from cash during the period	186	(1,142)	(3,614)
Cash at beginning of the period	204	1,346	4,960

Cash at end of the period	$390	$204	$1,346

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE III
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2007, 2006 and 2005

							Benefits,
		Future Policy		Other Policy			Claims,
	Deferred	Benefits, Losses,		Claims and		Net	Losses		Other
	Acquisition	Claims and Loss	Unearned	Benefits	Premium	Investment	and Settlement	Acquisition	Operating	Premium
	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Expenses	Expenses	Written
					(dollars in thousands)

Year ended December 31, 2007	$17,495	$184,736	$86,741	$-	$152,469	$9,553	$89,990	$36,601	$22,568	$149,406
Year ended December 31, 2006	19,876	141,200	89,804	-	110,891	6,087	62,682	26,032	19,884	142,100
Year ended December 31, 2005	11,279	104,870	58,595	-	26,611	3,558	19,099	6,207	22,855	85,206

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE IV
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

REINSURANCE
For the Years Ended December 31, 2007, 2006 and 2005

					Column
		Column	Column		F
		C	D		Percentage of
	Column	Ceded to	Assumed from	Column	Amount
Column	B	Other	Other	E	Assumed to
A	Direct Amount	Companies	Companies	Net Amount	Net
		(dollars in thousands)

Year ended December 31, 2007	$162,501	$10,984	$952	$152,469	-

Year ended December 31, 2006	121,698	11,076	269	110,891	-

Year ended December 31, 2005	32,047	5,436	-	26,611	-

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE V
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

		Column
	Column	C
	B	Additions		Column	Column
	Balance at	Charged to	(Subtractions)	D	E
Column	Beginning of	Cost and	Charged to Other	Deductions	Balance at End
A	Period	Expenses	Accounts	Described(1)(2)	of Period
			(dollars in thousands)

Year ended December 31, 2007
Deferred tax valuation allowance	$6,598	$(77)	$(4,895)	$-	$1,626
Allowance for Doubtful Accounts, Insurance Premium Receivables	-	600	-	-	600
Year ended December 31, 2006
Deferred tax valuation allowance	9,631	90	(3,123)	-	6,598
Year ended December 31, 2005 Deferred tax valuation allowance	2,961	-	6,670	-	9,631

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE VI
SUA INSURANCE COMPANY

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

Column	Column	Column	Column	Column	Column	Column	Column		Column	Column	Column
A	B	C	D	E	F	G	H		I	J	K
		Reserves for	Dicount, if				Claims and Claim
		Unpaid	Any,				Adjustment			Paid Claims
	Deferred	Claims and	Deducted in				Expenses Incurred			and
	Acquisition	Claims Policy	Claims	Unearned	Earned	Net Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Year	Expenses	Paid Expenses	Written
(dollars in thousands)

Year ended December 31, 2007	$17,495	$184,736	$1,505	$86,741	$152,469	$9,553	$92,167	$(2,177)	$36,601	$42,642	$149,406

Year ended December 31, 2006	19,876	141,200	1,016	89,804	110,891	6,087	63,546	(864)	26,032	18,331	142,100

Year ended December 31, 2005	11,279	104,870	192	58,595	26,611	3,558	19,099	-	6,207	3,226	85,206

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Registrant)

By:	/s/ Courtney C. Smith
Name:     Courtney C. Smith

Title:	President and Chief Executive Officer

Date: March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Courtney C. Smith By: Courtney C. Smith	President, Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	March 4, 2008

/s/ Peter E. Jokiel By: Peter E. Jokiel	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 4, 2008

/s/ Robert E. Dean By: Robert E. Dean	Director	March 4, 2008

/s/ Raymond C. Groth By: Raymond C. Groth	Director	March 4, 2008

/s/ Paul A. Philp By: Paul A. Philp	Director	March 4, 2008

/s/ Robert H. Whitehead By: Robert H. Whitehead	Director	March 4, 2008

/s/ Russell E. Zimmermann By: Russell E. Zimmermann	Director	March 4, 2008

2007 Form 10-K
Specialty Underwriters’ Alliance, Inc.