Form 10-Q
period 2008-03-31
Specialty Underwriters Alliance, Inc.
filed 2008-05-12
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50891
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0432760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 South Riverside Plaza, Chicago, Illinois	60606

(Address of Principal Executive Offices)	(Zip Code)
(888) 782-4672
Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     As of April 21, 2008, there were 14,697,355 shares of our common stock, $0.01 par value, or the Common Stock, and 959,460 shares of our Class B common stock, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Business
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(dollars in thousands)

	3/31/2008	12/31/2007
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $201,213 and $176,592)	$203,042	$177,735
Short-term investments, at amortized cost (which approximates fair value)	36,453	51,652

Total Investments	239,495	229,387
Cash	1,744	968
Insurance premiums receivable	60,543	68,887
Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	74,822	77,204
Prepaid reinsurance premiums	1,012	631
Investment income accrued	1,894	1,909
Equipment and capitalized software at cost (less accumulated depreciation of $10,451 and $8,927)	13,264	12,796
Intangible assets	10,745	10,745
Deferred acquisition costs	14,412	17,495
Deferred tax asset	509	—
Other assets	2,905	2,512

Total Assets	$421,345	$422,534

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$189,610	$184,736
Unearned insurance premiums	72,701	86,741
Insured deposit funds	13,751	12,515
Accounts payable and other liabilities	9,765	7,405

Total Liabilities	285,827	291,397

Stockholders’ equity
Common stock at $.01 par value per share — authorized 30,000,000 shares; issued and outstanding 14,697,355 shares and 14,697,355 shares	147	147
Class B common stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 959,460 shares and 869,738 shares	10	9
Paid-in capital — common stock	129,490	129,431
Paid-in capital — class B common stock	6,543	6,139
Accumulated deficit	(2,267)	(5,732)
Accumulated other comprehensive income	1,595	1,143

Total Stockholders’ Equity	135,518	131,137

Total Liability & Stockholders’ Equity	$421,345	$422,534

The accompanying notes are an integral part of these consolidated financial statements.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited — dollars in thousands, except for earnings per share)

	2008	2007
Revenues
Earned insurance premiums	$35,750	$35,362
Net investment income	2,653	2,080
Net realized gains	31	3

Total revenue	38,434	37,445

Expenses
Loss and loss adjustment expenses	21,058	20,136
Acquisition expenses	8,703	8,728
Other operating expenses	5,927	5,497

Total expenses	35,688	34,361

Pretax income	2,746	3,084
Federal income tax benefit/(expense)	719	(62)

Net income	3,465	3,022
Net change in unrealized gains and losses for investments held, after tax	452	633

Comprehensive income	$3,917	$$3,655

Earnings per share available to common stockholders (in dollars)
Basic	$0.22	$$0.20
Diluted	$0.22	$$0.20

Weighted Average Shares Outstanding
Basic	15,579	15,374
Diluted	15,579	15,374
The accompanying notes are an integral part of these consolidated financial statements.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of March 31, 2008
(Unaudited — dollars in thousands)

						Accum-
						ulated
						Other Comp-	Total
	Common	Paid-in	Common	Paid-in	Retained	rehensive	Stock-
	Stock	Capital	Stock	Capital	Earnings	Income	holders’
	Class A	Class A	Class B	Class B	(Deficit)	(Loss)	Equity
Balance at December 31, 2007	$147	$129,431	$9	$6,139	$(5,732)	$1,143	$131,137

Net income					3,465		3,465
Net change in unrealized invest- ment gains, net of tax						452	452
Stock issuance			1	404			405
Stock based compensation		59					59

Balance at March 31, 2008	$147	$129,490	$10	$6,543	$(2,267)	$1,595	$135,518

The accompanying notes are an integral part of these consolidated financial statements.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited — dollars in thousands)

	2008	2007
Cash flows from operations
Net income	$3,465	$3,022

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(756)	11
Net realized (gains) losses	(31)	(3)
Amortization of bond premium (discount)	(25)	14
Depreciation	1,524	978
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	2,382	1,932
Loss and loss adjustment expense reserves	4,874	9,583
Insurance premiums receivable	8,344	1,823
Unearned insurance premiums	(14,040)	(3,733)
Deferred acquisition costs	3,083	949
Prepaid reinsurance premiums	(381)	(411)
Insured deposit funds	1,236	3,485
Other, net	2,056	1,030

Total adjustments	8,266	15,658

Net cash flows provided by operations	11,731	18,680

Cash flows from investing activities
Net increase in short-term investments	15,199	(9,442)
Redemptions, calls and maturities of fixed maturity investments	10,712	6,425
Purchases of fixed maturity investments	(35,279)	(14,263)
Purchase of equipment and capitalized software	(1,992)	(2,403)

Net cash flows used for investing activities	(11,360)	(19,683)

Cash flows from financing activities
Issuance of common stock	405	175

Net cash provided by financing activities	405	175

Net increase (decrease) in cash during the period	776	(828)
Cash at beginning of the period	968	2,375

Cash at the end of the period	$1,744	$1,547

The accompanying notes are an integral part of these consolidated financial statements.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — dollars in thousands, except per share and stock amounts)
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
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC.
     The interim financial data as of March 31, 2008, and for the three month period ended March 31, 2008 and March 31, 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to stock options using the treasury stock method. Outstanding options of 732,466 and 742,466 as of March 31, 2008 and March 31, 2007, respectively, have been excluded from diluted earnings per share, as they were anti-dilutive.

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net income	$3,465	$3,022
Weighted average common shares outstanding (basic and diluted)	15,579	15,374
Earnings per share (basic and diluted)	$0.22	$0.20
Note 3. Income Taxes
     As of March 31, 2008 and December 31, 2007 the Company had tax basis net operating loss carryforwards of $221 and $2,068, respectively, which will expire on December 31, 2025. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portions of these costs were $755 and $873 at March 31, 2008 and December 31, 2007, respectively.
     Beginning in first quarter of 2008, based on continuing profitability trends, the Company believes that it is more likely than not that the deferred income tax assets will be realized. As such, the Company has elected to eliminate its valuation allowance and establish the full net deferred tax asset. This resulted in the Company recognizing a $756 tax benefit in income and establishing a $233 deferred tax liability, associated with unrealized gains, in other comprehensive income.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — dollars in thousands, except per share and stock amounts)
     The components of current and deferred income taxes for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March	March
	31,2008	31,2007
Current tax benefit (expense)	(37)	(51)
Deferred tax benefit (expense)	756	(11)

Total income tax benefit (expense)	719	(62)

Note 4. Unpaid Loss and Loss Adjustment Expense Reserves
     Loss and loss adjustment expense (or LAE) reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of various actuarial methods, as well as consideration of known facts and trends.
     At March 31, 2008, the Company reported gross loss and LAE reserves of $189,610, of which $60,229 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. The Company experienced favorable prior year loss development of $628 due to favorable claims experience primarily within our commercial automobile business. At December 31, 2007, the Company reported gross loss and LAE reserves of $184,736, of which $63,529 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $1,643 as of March 31, 2008 and $1,505 as of December 31, 2007 The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
Note 5. Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure and report many financial instruments and certain other assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities the opportunity to reduce the complexity in accounting for financial instruments and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to report any financial assets or liabilities at fair value under SFAS No. 159.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS No. 157 simplifies and codifies previously issued guidance on fair value. The Company’s adoption of FAS 157, effective January 1, 2008, results in additional financial statement disclosures and has no effect on the conduct of the Company’s business, its financial condition and results of operations.
     SFAS No. 157 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. All of our financial instruments are Level 2 as their fair value is determined using significant observable inputs such as recent sales, the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended March 31, 2008 as compared to the Three Months Ended March 31, 2007
RESULTS OF OPERATION

	Three Months Ended
	March 31,		%
	2008	2007	Change
	(dollars in millions, except for per share data)
Gross written premiums	$24.1	$35.0	-31.1%
Net written premiums	21.7	31.6	-31.3%

Earned premiums	$35.8	$35.4	1.1%
Net investment income	2.7	2.1	28.6%

Total revenues	38.5	37.5	2.7%

Net loss and loss adjustment expense	21.1	20.2	4.5%
Acquisition expenses	8.7	8.7	0.0%
Other operating expenses	5.9	5.5	7.3%

Total expenses	35.7	34.4	3.8%

Pre-tax income	2.8	3.1	-9.7%
Federal income tax benefit/(expense)	0.7	(0.1)	*

Net income (loss)	$3.5	$3.0	16.7%

Net income per share
Basic and diluted	$0.22	$0.20	12.2%
Average number of common shares outstanding (basic and diluted)	15.6	15.4	1.3%
Key operating ratios
Net loss and loss adjustment expense ratio	58.9%	56.9%	3.4%
Ratio of acquisition expense to earned premiums	24.3%	24.7%	-1.4%
Ratio of all other expenses to gross written premiums	24.6%	15.7%	56.9%

*	Not meaningful
     Net income for the quarter ended March 31, 2008 was $3.5 million, compared to net income of $3.0 million for the quarter ended March 31, 2007. Earnings per share for the quarter ended March 31, 2008 was $0.22, versus earnings per share of $0.20 for the quarter ended March 31, 2007. Beginning in first quarter of 2008, based on continuing profitability trends, the Company believes that it is more likely than not that the deferred income tax assets will be realized. As such, the Company has eliminated its valuation allowance and established the full net deferred tax asset. This resulted in the Company recognizing a $0.7 million tax benefit in income and establishing a $0.2 million deferred tax liability, associated with unrealized gains, in other comprehensive income.
     Gross written premiums were $24.1 million for the three months ended March 31, 2008 compared to $35.0 million for the three months ended March 31, 2007. The decrease in gross written premium is attributable to several factors. The soft insurance market has led to downward premium pressure in all lines which the Company writes. The weakening economy has resulted in (1) lower payrolls which have lowered our workers’ compensation exposure and therefore premium and (2) a reduction in our contractors program as a result of fewer construction projects being started. These decreases were offset slightly by increases in our trucking programs.
     Earned premiums were $35.8 million for the quarter ended March 31, 2008 compared to $35.4 million for the quarter ended March 31, 2007. Premiums are earned ratably over the terms of our insurance policies, which are 12 months.
     Net investment income was $2.7 million for the quarter ended March 31, 2008 versus $2.1 million for the quarter ended March 31, 2007. The increase in net investment income reflects growth in our total investments from $182.0 million at March 31, 2007 to $239.5 million at March 31, 2008 resulting from positive operating cash flows.
     Other operating expenses were $5.9 million for the quarter ended March 31, 2008, which consisted of salaries and benefit costs of $2.2 million, $0.7 million of professional and consulting fees, $1.5 million of depreciation and
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

amortization, $0.1 million of stock based compensation expense and $1.4 million of other expenses. For the quarter ended March 31, 2007, other operating expenses were $5.5 million, comprised of salaries and benefit costs of $1.6 million, $1.2 million of professional and consulting fees, $1.0 million of depreciation and amortization, $0.3 million of stock based compensation expense and $1.4 million of other expenses.
     Acquisition expenses were $8.7 million for the three months ended March 31, 2008 and for the three months ended March 31, 2007.
     For the first quarter of 2008, our net loss and loss adjustment expense ratio was 58.9%, compared to 56.9% for comparable quarter in 2007. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to lower rates. This was partially offset by improvements of approximately $0.6 million primarily in our commercial automobile business for prior accident years.
     Our gross written premium by partner agent for the three months ended March 31, 2008 and 2007 was as follows:

	2008		2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Risk Transfer Holdings, Inc.	$9.2	38.2%	$14.1	40.2%
American Team Managers	6.2	25.7%	11.2	32.0%
AEON Insurance Group, Inc.	5.6	23.2%	5.0	14.3%
Appalachian Underwriters, Inc.	1.8	7.5%	4.4	12.6%
First Light Program Manager, Inc.	0.4	1.7%	—	0.0%
Insential, Inc	0.3	1.2%	0.3	0.9%
Flying Eagle Insurance Service, Inc	0.2	0.8%	—	0.0%
Specialty Risk Solutions, LLC	—	0.0%	—	0.0%
Northern Star Management, Inc.	—	0.0%	—	0.0%
Other	0.4	1.7%	—	0.0%

Total	$24.1	100.0%	$35.0	100.0%

     On March 6, 2008 we signed Northern Star Management, Inc. as a partner agent, writing commercial general liability, commercial automobile and physical damage as well as general liability for selected customer classes in the trucking industry in the mid-Atlantic region.
     Our gross written premium for the three months ended March 31, 2008 and 2007 by state was as follows:

	2008		2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	11.5	47.7%	13.8	39.4%
Texas	4.9	20.3%	2.5	7.1%
Florida	$1.7	7.1%	$7.3	20.9%
Other States	6.0	24.9%	11.4	32.6%

Total	$24.1	100.0%	$35.0	100.0%

     The reduction in gross written premium in Florida was primarily driven by reduced exposure in our workers compensation business.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premium by line of business for the three months ended March 31, 2008 and 2007 was as follows:

	2008		2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$11.9	49.4%	$18.7	53.4%
Commercial automobile	7.6	31.5%	7.0	20.0%
General liability	3.9	16.2%	8.6	24.6%
All Other	0.7	2.9%	0.7	2.0%

Total	$24.1	100.0%	$35.0	100.0%

     Our workers’ compensation business has been impacted by rate decreases in Florida and California during 2007 and the first quarter of 2008 and could be further impacted by future decreases in these states and others. Florida, upon the recommendation of the National Council for Compensation Insurance, approved a rate decrease of 15.7% effective January 1, 2007 and an additional rate decrease of 18.4% effective January 1, 2008. We have matched the recommended rate decreases in Florida. The California Insurance Commission approved a rate decrease of 9.5% effective January 1, 2007 and an additional 14.2% decrease effective on July 1, 2007. We have matched the California Insurance Commissioner’s recommended rate.
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
Cash Flows
     A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(dollars in millions)
Cash provided by (used in)
Operating activities	$11.7	$18.7
Investing activities	(11.3)	(19.7)
Financing activities	0.4	0.2

Change in cash	0.8	(0.8)

     For the three months ended March 31, 2008, net cash from operating activities was $11.7 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $18.7 million for the three months ended March 31, 2007. The decrease in net cash provided by operating activities was primarily driven by the reduction in written premium.
     Cash used for investment activities was $11.3 million for the three months ended March 31, 2008, principally representing purchases of investments and additions to equipment and capitalized software. For the three months ended March 31, 2007, cash used in investment activities was $19.7 million, also principally representing increases in investments and additions to equipment and capitalized software.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     We had cash flows from financing activities of $0.4 million from sales of Class B Common Stock to partner agents for the three months ended March 31, 2008. For the three months ended March 31, 2007, cash flows from financing activities from sales of Class B Common Stock to partner agents was $0.2 million.
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
     The aggregate fair market value of our fixed maturity investments at March 31, 2008 was $239.5 million compared to amortized cost of $237.7 million. The aggregate fair market value of our fixed maturity investments at December 31, 2007 was $229.4 million compared to amortized cost of $228.2 million. During the first quarter of 2008 we increased our investment in municipal bonds to $35.9 million from $4.3 million, at fair value, due to their favorable tax treatment.
     We have concluded that none of the available-for-sale securities with unrealized losses at March 31, 2008 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.
     At March 31, 2008, we held $4.3 million in fair value, $5.0 million in book value, of investments with sub-prime exposure, all of which were rated “A” or better by established rating agencies.
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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

				After Tax
			Estimated Fair	Increase
		Assumed Change in	Value After	(Decrease) in
	Fair Value at	Relevant	Change in	Carrying
	3/31/2008	Interest Rate	Interest Rate	Value
	(dollars in thousands)
Total Investments	$239,495	100 bp decrease	$247,734	$8,239
		50 bp decrease	$243,650	$4,155
		50 bp increase	$235,283	$(4,212)
		100 bp increase	$231,013	$(8,482)
     The average duration of our fixed maturity investments at March 31, 2008 was approximately 3.6 years.
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
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     The portfolio of fixed maturities consists solely of high quality bonds at March 31, 2008. The following table summarizes bond ratings at market or fair value:

	As of March 31, 2008
		Percent of
Bond Ratings	Amount	Portfolio
	(dollars in thousands)
AAA rated and U.S. Government and affiliated agency securities	$135,962	67.0%
AA rated	33,572	16.5%
A rated	30,630	15.1%
BBB Rated	2,878	1.4%

Total	$203,042	100.0%

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
     Changes in Internal Control Over Financial Reporting. There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls.
     Inherent Limitations on Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure controls and procedures and internal control over financial reporting systems are met.
2008 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 1A: Risk Factors
     There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2: Recent Sales of Unregistered Securities
     There were no sales of unregistered securities that have not been previously reported on a Current Report on Form 8-K.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
     None.
Item 5: Other Information
     None.
Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description

10.1+*	Form of Deferred Stock Award Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant

31.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.
2008 First Quarter Form 10-Q
Specialty Underwriters’Alliance, Inc.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)
By:	/s/ Courtney C. Smith
	Name:	Courtney C. Smith
	Title:	President and Chief Executive Officer

Date: May 9, 2008

By:	/s/ Peter E. Jokiel. Smith
	Name:	Peter E. Jokiel
	Title:	Executive Vice President and Chief Financial Officer

Date: May 9, 2008
2008 First Quarter Form 10-Q
Specialty Underwriters’Alliance, Inc.

     Exhibits Index:

Exhibit
Number	Description

10.1+*	Form of Deferred Stock Award Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant

31.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.
2008 First Quarter Form 10-Q
Specialty Underwriters’Alliance, Inc.