Form 10-Q
period 2008-06-30
Specialty Underwriters Alliance, Inc.
filed 2008-08-08
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(888) 782-4672
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of August 1, 2008, there were 14,437,355 shares of our common stock, $0.01 par value, or the Common Stock, outstanding and 1,069,844 shares of our Class B common stock, $0.01 par value, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Business
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(dollars in thousands)

	6/30/2008	12/31/2007
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $203,535 and $176,592)	$201,294	$177,735
Short-term investments, at amortized cost (which approximates fair value)	38,942	51,652

Total Investments	240,236	229,387
Cash	147	968
Insurance premiums receivable	68,396	68,887
Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	73,398	77,204
Prepaid reinsurance premiums	417	631
Investment income accrued	2,159	1,909
Equipment and capitalized software at cost (less accumulated depreciation of $12,098 and $8,927)	13,268	12,796
Intangible assets	10,745	10,745
Deferred acquisition costs	15,790	17,495
Deferred tax asset	1,445	—
Other assets	2,595	2,512

Total Assets	$428,596	$422,534

LIABILITIES & STOCKHOLDERS’ EQUITY

Liabilities
Loss and loss adjustment expense reserves	$194,870	$184,736
Unearned insurance premiums	78,488	86,741
Insured deposit funds	13,792	12,515
Accounts payable and other liabilities	7,231	7,405

Total Liabilities	294,381	291,397

Stockholders’ equity
Common stock at $.01 par value per share - authorized: 30,000,000 shares; issued: 14,712,355 and 14,697,355 shares; and outstanding: 14,437,355 shares and 14,697,355 shares	147	147
Class B common stock at $.01 par value per share - authorized: 2,000,000 shares; issued and outstanding: 1,029,037 shares and 869,738 shares	10	9
Paid-in capital - common stock	129,612	129,431
Paid-in capital - class B common stock	6,900	6,139
Accumulated deficit	(17)	(5,732)
Treasury stock	(1,347)	—
Accumulated other comprehensive income	(1,090)	1,143

Total Stockholders’ Equity	134,215	131,137

Total Liabilities & Stockholders’ Equity	$428,596	$422,534

The accompanying notes are an integral part of these consolidated financial statements.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited — dollars in thousands, except for earnings per share)

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Revenues
Earned insurance premiums	$34,195	$37,194	$69,945	$72,556
Net investment income	2,670	2,338	5,323	4,418
Net realized gains	7	24	38	27

Total revenue	36,872	39,556	75,306	77,001

Expenses
Loss and loss adjustment expenses	20,941	21,894	41,999	42,030
Acquisition expenses	7,267	9,172	15,970	17,900
Other operating expenses	5,412	5,418	11,339	10,915

Total expenses	33,620	36,484	69,308	70,845

Pretax income	3,252	3,072	5,998	6,156
Federal income tax expense	(1,002)	(62)	(283)	(124)

Net income	2,250	3,010	5,715	6,032
Net change in unrealized gains and losses for investments held, after tax	(2,685)	(2,418)	(2,233)	(1,785)

Comprehensive income (loss)	$(435)	$592	$3,482	$4,247

Earnings per share available to common stockholders (in dollars)
Basic	$0.14	$0.20	$0.37	$0.39
Diluted	$0.14	$0.20	$0.36	$0.39

Weighted average shares outstanding
Basic	15,666	15,406	15,623	15,390
Diluted	15,809	15,406	15,766	15,390
The accompanying notes are an integral part of these consolidated financial statements.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of June 30, 2008
(Unaudited — dollars in thousands)

							Accumulated
							Other Comp-	Total
	Common	Paid-in	Common	Paid-in	Retained		rehensive	Stock-
	Stock	Capital	Stock	Capital	Earnings	Treasury	Income	holders’
	Class A	Class A	Class B	Class B	(Deficit)	Stock	(Loss)	Equity
Balance at December 31, 2007	$147	$129,431	$9	$6,139	$(5,732)	$—	$1,143	$131,137

Net income					5,715			5,715
Net change in unrealized investment gains, net of tax							(2,233)	(2,233)
Stock issuance		74	1	761				836
Treasury stock purchases						(1,347)		(1,347)
Stock based compensation		107						107

Balance at June 30, 2008	$147	$129,612	$10	$6,900	$(17)	$(1,347)	$(1,090)	$134,215

The accompanying notes are an integral part of these consolidated financial statements.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited — dollars in thousands)

	Six Months Ended
	6/30/2008	6/30/2007
Cash flows from operations
Net income	$5,715	$6,032

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(307)	(26)
Net realized (gains) losses	(38)	(27)
Amortization of bond premium (discount)	(10)	(23)
Depreciation	3,171	2,148
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,806	3,121
Loss and loss adjustment expense reserves	10,134	19,375
Insurance premiums receivable	491	(7,391)
Unearned insurance premiums	(8,253)	5,215
Deferred acquisition costs	1,705	647
Prepaid reinsurance premiums	214	2,892
Insured deposit funds	1,277	318
Other, net	(312)	2,120

Total adjustments	11,878	28,369

Net cash flows provided by operations	17,593	34,401

Cash flows from investing activities
Net (increase) decrease in short-term investments	12,710	(11,008)
Redemptions, calls and maturities of fixed maturity investments	18,042	9,803
Purchases of fixed maturity investments	(44,938)	(30,540)
Purchase of equipment and capitalized software	(3,643)	(4,798)

Net cash flows used for investing activities	(17,829)	(36,543)

Cash flows from financing activities
Issuance of common stock	762	325
Treasury stock purchases	(1,347)	—

Net cash provided by (used for) financing activities	(585)	325

Net increase (decrease) in cash during the period	(821)	(1,817)
Cash at beginning of the period	968	2,375

Cash at the end of the period	$147	$558

The accompanying notes are an integral part of these consolidated financial statements.
2008 Second Quarter Form 10-Q
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
     The interim financial data as of June 30, 2008, and for the three and six month periods ended June 30, 2008 and June 30, 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method. The following table shows the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Numerator for earnings per share
Net income	$2,250	$3,010	$5,715	$6,032

Denominator for earnings per share
Weighted average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	15,684	15,406	15,632	15,390
Common stock in treasury	18	—	9	—

Weighted average shares outstanding - basic	15,666	15,406	15,623	15,390
Effect of dilutive securities[1] Unvested deferred stock awards	143	—	143	—

Weighted average shares outstanding - diluted	15,809	15,406	15,766	15,390

Earnings per share
Basic	$0.14	$0.20	$0.37	$0.39
Diluted	$0.14	$0.20	$0.36	$0.39

[1]	Outstanding options of 718,066 and 742,466 as of June 30, 2008 and June 30, 2007, respectively, have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008 and June 30, 2007, as they were anti-dilutive.
Note 3. Income Taxes
     As of June 30, 2008 and December 31, 2007 the Company had tax basis net operating loss carryforwards of $0 and $2,068, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portions of these costs were $637 and $873 at June 30, 2008 and December 31, 2007, respectively.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — dollars in thousands, except per share and stock amounts)
     Beginning in first quarter of 2008, based on continuing profitability trends, the Company believes that it is more likely than not that the deferred income tax assets will be realized. As such, the Company elected to eliminate its valuation allowance and establish the full net deferred tax asset.
     The components of current and deferred income taxes for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Current tax expense	$553	$99	$590	$150
Deferred tax (benefit)/expense	449	(37)	(307)	(26)

Total income tax expense	$1,002	$62	$283	$124

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
     At June 30, 2008, the Company reported gross loss and LAE reserves of $194,870, of which $57,555 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. The Company experienced favorable prior year loss development of $1,272 due to favorable claims experience primarily within our commercial automobile business. At December 31, 2007, the Company reported gross loss and LAE reserves of $184,736, of which $63,529 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $1,831 as of June 30, 2008 and $1,505 as of December 31, 2007. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
     SFAS No. 157 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. $194,122 of our financial instruments, all of which are fixed maturity investments, are Level 2, as their fair value is determined using significant observable
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — dollars in thousands, except per share and stock amounts)
inputs such as recent sales, the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves. The remaining $7,171 of our financial instruments, also all fixed maturity investments, which were previously categorized as Level 2 are now categorized as Level 3, as their fair value is determined by a combination of matrix, dealer quotation and pricing services.
     During the three month period ended June 30, 2008, the change in unrealized gains and losses for those instruments categorized as Level 3 was negative $720.
Note 6. Equity Based Compensation
     On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards, and deferred stock awards. In addition, should any of the options outstanding under the 2004 Plan be terminated, those shares will become available under the 2007 Plan.
     On April 4, 2008 the Compensation Committee of the Board of Directors granted deferred stock awards for 258,750 shares of common stock to all employees of the Company, including the executive officers. The awards granted to the non executive employees vest on the first anniversary of the grant date and the awards for the executive officers vest equally on either the first four or the first five anniversaries of the grant date.
     The 2007 Plan provides for an automatic grant of 3,000 unrestricted shares of common stock to each independent director on the first business day following such director’s re-election to the Board of Directors at the Annual Meeting of the Stockholders. On May 7, 2008, 15,000 shares were issued to independent directors who were re-elected to the Board at the 2008 Annual Meeting of the Stockholders held on May 6, 2008.
     The compensation expense associated with the grants made during the second quarter of 2008 was $135, based on the fair market value of the shares on the date of grant pursuant to SFAS 123R and amortized over the vesting period of the award. No other awards were made under the 2007 Plan or the 2004 Plan and 10,000 shares were terminated under the 2004 Plan in the second quarter of 2008.
     In addition there was equity based compensation expenses of $46, relating to stock options previously granted
Note 7. Stock Repurchase
     In April 2008, the board of directors authorized the repurchase of up to 275,000 shares of the Company’s Common Stock at an aggregate purchase price of up to $1,650. Under the authorization, repurchases may be made from time to time in the open market, pursuant to trading plans meeting the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorization expires on October 15, 2008. During the three months ended June 30, 2008, the Company repurchased all 275,000 shares of Common Stock under its stock repurchase authorization for a total cost of approximately $1,347. The average cost per share repurchased was $4.90 including commission. At June 30, 2008, the Company had fully utilized its authority to repurchase shares of Common Stock.
2008 Second Quarter Form 10-Q
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
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended June 30, 2008 as compared to the Three Months Ended June 30, 2007
RESULTS OF OPERATION

	Three Months Ended
	6/30/2008	6/30/2007	% Change
	(dollars in millions,
	except for per share data)
Gross written premiums	$41.8	$48.6	-14.0%
Net written premiums	39.9	46.2	-13.6%

Earned premiums	$34.2	$37.2	-8.1%
Net investment income	2.7	2.3	17.4%
Net realized gains	—	0.1

Total revenues	36.9	39.6	-6.8%

Net loss and loss adjustment expense	20.9	21.9	-4.6%
Acquisition expenses	7.3	9.2	-20.7%
Other operating expenses	5.4	5.4	0.0%

Total expenses	33.6	36.5	-7.9%

Pre-tax income	3.3	3.1	6.5%
Federal income tax	(1.0)	(0.1)	*

Net income	$2.3	$3.0	-23.3%

Earnings per share available to common stockholders
Basic	$0.14	$0.20	-30.0%
Diluted	$0.14	$0.20	-30.0%

Weighted average shares outstanding
Basic	15.7	15.4	1.9%
Diluted	15.8	15.4	2.6%

Key operating ratios
Net loss and loss adjustment expense ratio	61.2%	58.9%	3.9%
Ratio of acquisition expense to earned premiums	21.3%	24.7%	-13.8%
Ratio of all other expenses to gross written premiums	13.0%	11.1%	17.1%

*	Not meaningful
     Net income for the quarter ended June 30, 2008 was $2.3 million, compared to net income of $3.0 million for the quarter ended June 30, 2007. Earnings per share for the quarter ended June 30, 2008 was $0.14, versus earnings per share of $0.20 for the quarter ended June 30, 2007. The primary reason for the decrease in net income was due to a change in our tax position. In the second quarter of 2008 we became a full taxpayer due to the utilization of prior period remaining tax loss carry forwards.
     Gross written premiums were $41.8 million for the three months ended June 30, 2008 compared to $48.6 million for the three months ended June 30, 2007. The decrease in gross written premiums is attributable to several factors. We continue to experience a soft insurance market which has led to downward pressure on premiums in all lines which the Company writes. The weakening economy has resulted in (1) lower payrolls which have lowered our workers’ compensation exposure and therefore premiums and (2) a reduction in our contractors program as a result of fewer construction projects being started.
     Earned premiums were $34.2 million for the quarter ended June 30, 2008 compared to $37.2 million for the quarter ended June 30, 2007. Premiums are earned ratably over the terms of our insurance policies, which are 12 months. The decrease in earned premiums is a result of reduced premium writing in prior quarters.
     Net investment income was $2.7 million for the quarter ended June 30, 2008 versus $2.3 million for the quarter ended June 30, 2007. The increase in net investment income reflects growth in our total investments from $194.1 million at June 30, 2007 to $240.2 million at June 30, 2008 resulting from positive operating cash flows.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Other operating expenses were $5.4 million for the quarter ended June 30, 2008, which consisted of salaries and benefit costs of $2.0 million, $0.2 million of professional and consulting fees, $1.7 million of depreciation and amortization, $0.1 million of stock based compensation expense and $1.4 million of other expenses. For the quarter ended June 30, 2007, other operating expenses were $5.4 million, comprised of salaries and benefit costs of $1.7 million, $0.5 million of professional and consulting fees, $1.1 million of depreciation and amortization, $0.4 million of stock based compensation expense and $1.7 million of other expenses.
     Acquisition expenses were $7.3 million for the three months ended June 30, 2008 compared to $9.2 for the quarter ended June 30, 2007. The decrease in our acquisition expense is the result of a decrease in premiums.
     For the second quarter of 2008, our net loss and loss adjustment expense ratio was 61.2%, compared to 58.9% for the comparable quarter in 2007. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to lower rates. This was partially offset by improvements of approximately $0.6 million across all lines for prior accident years.
     Our gross written premiums by partner agent for the three months ended June 30, 2008 and 2007 was as follows:

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Risk Transfer Holdings, Inc.	$22.3	53.3%	$23.4	48.2%
American Team Managers	6.5	15.6%	9.0	18.5%
AEON Insurance Group, Inc.	5.2	12.4%	6.9	14.2%
Appalachian Underwriters, Inc.	2.1	5.0%	5.7	11.7%
Northern Star Management, Inc.	2.0	4.8%	—	0.0%
First Light Program Manager, Inc.	1.0	2.4%	—	0.0%
Specialty Risk Solutions, LLC	0.9	2.2%	1.2	2.5%
Insential, Inc	0.4	1.0%	0.5	1.0%
Flying Eagle Insurance Service, Inc	0.3	0.7%	1.1	2.3%
Other	1.1	2.6%	0.8	1.6%

Total	$41.8	100.0%	$48.6	100.0%

     Our gross written premiums for the three months ended June 30, 2008 and 2007 by state was as follows:

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$14.2	34.0%	$14.9	30.6%
Florida	10.7	25.6%	15.2	31.3%
Texas	1.3	3.1%	3.3	6.8%
Other States	15.6	37.3%	15.2	31.3%

Total	$41.8	100.0%	$48.6	100.0%

     The reduction in gross written premiums in Florida was primarily driven by reduced exposure in our workers’ compensation business.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by line of business for the three months ended June 30, 2008 and 2007 was as follows:

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$26.4	63.2%	$27.2	56.0%
Commercial automobile	10.4	24.9%	10.3	21.1%
General liability	4.2	10.0%	10.0	20.6%
All Other	0.8	1.9%	1.1	2.3%

Total	$41.8	100.0%	$48.6	100.0%

     The decrease in our general liability business is due to a reduction in our contractors programs as a result of fewer construction projects being started.
Six Months Ended June 30, 2008 as compared to the Six Months Ended June 30, 2007
RESULTS OF OPERATION

	Six Months Ended
	6/30/2008	6/30/2007	% Change
	(dollars in millions,
	except for per share data)
Gross written premiums	$65.9	$83.6	-21.2%
Net written premiums	61.6	77.8	-20.8%

Earned premiums	$69.9	$72.6	-3.7%
Net investment income	5.3	4.4	20.5%
Net realized gains	0.1	—

Total revenues	75.3	77.0	-2.2%

Net loss and loss adjustment expense	42.0	42.0	0.0%
Acquisition expenses	16.0	17.9	-10.6%
Other operating expenses	11.3	10.9	3.7%

Total expenses	69.3	70.8	-2.1%

Pre-tax income	6.0	6.1	-1.6%
Federal income tax	(0.3)	(0.1)	*

Net income	$5.7	$6.0	-5.0%

Earnings per share available to common stockholders
Basic	$0.37	$0.39	-5.1%
Diluted	$0.36	$0.39	-7.7%

Weighted average shares outstanding
Basic	15.6	15.4	1.3%
Diluted	15.8	15.4	2.6%

Key operating ratios
Net loss and loss adjustment expense ratio	60.0%	57.9%	3.6%
Ratio of acquisition expense to earned premiums	22.8%	24.7%	-7.7%
Ratio of all other expenses to gross written premiums	17.2%	13.1%	31.3%

*	Not meaningful
     Net income for the six months ended June 30, 2008 was $5.7 million, compared to net income of $6.0 million for the six months ended June 30, 2007. Earnings per share for the six months ended June 30, 2008 was $0.37, basic or $0.36 diluted, versus earnings per share of $0.39, basic and diluted, for the six months ended June 30, 2007.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Gross written premiums were $65.9 million for the six months ended June 30, 2008 compared to $83.6 million for the comparable period ended June 30, 2007. The decrease in gross written premiums is attributable to several factors. We continue to experience a soft insurance market which has led to downward pressure on premiums in all lines which the Company writes. The weakening economy has resulted in (1) lower payrolls which have lowered our workers’ compensation exposure and therefore premiums and (2) a reduction in our contractors program as a result of fewer construction projects being started.
     Earned premiums were $69.9 million for the six months ended June 30, 2008 compared to $72.6 million for the six months ended June 30, 2007. Premiums are earned ratably over the terms of our insurance policies, which are 12 months. The decrease in earned premiums is primarily a result of decreased earned premiums during the second quarter of 2008 which resulted from reduced premium writing in prior quarters.
     Net investment income was $5.3 million for the six months ended June 30, 2008 versus $4.4 million for the six months ended June 30, 2007. The increase in net investment income reflects growth in our total investments from $194.1 million at June 30, 2007 to 240.2 million at June 30, 2008 resulting from positive operating cash flows.
     Other operating expenses were $11.3 million for the six months ended June 30, 2008, which consisted of salaries and benefit costs of $4.2 million, $0.9 million of professional and consulting fees, $3.2 million of depreciation and amortization, $0.2 million of stock based compensation expense and $ 2.8 million of other expenses. For the six months ended June 30, 2007, other operating expenses were $10.9 million, comprised of salaries and benefit costs of $3.3 million, $1.7 million of professional and consulting fees, $2.1 million of depreciation and amortization, $0.7 million of stock based compensation expense and $3.1 million of other expenses.
     Acquisition expenses were $16.0 million for the six months ended June 30, 2008 compared to $17.9 for the six months ended June 30, 2007. The decrease in our acquisition expense is the result of a decrease in premiums.
     For the first six months of 2008, our net loss and loss adjustment expense ratio was 60.0%, compared to 57.9% for the comparable six months in 2007. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to lower rates. This was partially offset by improvements of approximately $1.3 million primarily in our commercial automobile business for prior accident years.
     Our gross written premiums by partner agent for the six months ended June 30, 2008 and 2007 was as follows:

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Risk Transfer Holdings, Inc.	$31.5	47.8%	$37.5	44.8%
American Team Managers	12.7	19.2%	20.2	24.2%
AEON Insurance Group, Inc.	10.8	16.4%	11.9	14.2%
Appalachian Underwriters, Inc.	3.9	5.9%	10.1	12.1%
Northern Star Management, Inc.	2.0	3.0%	—	0.0%
First Light Program Manager, Inc.	1.4	2.1%	—	0.0%
Specialty Risk Solutions, LLC	0.9	1.4%	1.2	1.4%
Insential, Inc	0.7	1.1%	0.8	1.0%
Flying Eagle Insurance Service, Inc	0.5	0.8%	1.1	1.3%
Other	1.5	2.3%	0.8	1.0%

Total	$65.9	100.0%	$83.6	100.0%

     Our gross written premiums for the six months ended June 30, 2008 and 2007 by state was as follows:
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
California	$25.7	39.0%	$28.7	34.3%
Florida	12.4	18.8%	22.5	26.9%
Texas	6.2	9.4%	8.3	9.9%
Other States	21.6	32.8%	24.1	28.9%

Total	$65.9	100.0%	$83.6	100.0%

     The reduction in gross written premiums in Florida was primarily driven by reduced exposure in our workers’ compensation business.
     Our gross written premiums by line of business for the six months ended June 30, 2008 and 2007 was as follows:

	6/30/2008		6/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(dollars in millions)
Workers’ compensation	$38.3	58.1%	$45.9	54.9%
Commercial automobile	18.0	27.3%	17.3	20.7%
General liability	8.1	12.3%	18.6	22.2%
All Other	1.5	2.3%	1.8	2.2%

Total	$65.9	100.0%	$83.6	100.0%

     The decrease in our general liability business is due to a reduction in our contractors programs as a result of fewer construction projects being started. Our workers’ compensation business has been impacted by rate decreases in Florida and California during 2007 and the first quarter of 2008 as well as decreases in payrolls.
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
Cash Flows
     A summary of our cash flows is as follows:

	Six Months Ended
	6/30/2008	6/30/2007
	(dollars in millions)
Cash provided by (used in)
Operating activities	$17.6	$34.4
Investing activities	(17.8)	(36.5)
Financing activities	(0.6)	0.3

Change in cash	(0.8)	(1.8)

2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     For the six months ended June 30, 2008, net cash from operating activities was $17.6 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $34.4 million for the six months ended June 30, 2007. The decrease in net cash provided by operating activities was primarily driven by the reduction in written premiums.
     Cash used for investment activities was $17.8 million for the six months ended June 30, 2008, principally representing purchases of investments and additions to equipment and capitalized software. For the six months ended June 30, 2007, cash used in investment activities was $36.5 million, also principally representing increases in investments and additions to equipment and capitalized software.
     For the six months ended June 30, 2008, we had net cash flows from financing activities of negative $0.6 million as a result of the repurchase of shares of our Common Stock for $1.3 million and the sales of Class B Shares to partner agents for $0.7 million. For the six months ended June 30, 2007, cash flows from financing activities from sales of Class B Shares to partner agents was $0.3 million.
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
     The aggregate fair market value of our fixed maturity investments at June 30, 2008 was $240.2 million compared to amortized cost of $242.5 million. The aggregate fair market value of our fixed maturity investments at December 31, 2007 was $229.4 million compared to amortized cost of $228.2 million. During the first six months of 2008 we increased our investment in municipal bonds to $45.3 million from $4.3 million, at fair value, due to their favorable tax treatment.
     We have concluded that none of the available-for-sale securities with unrealized losses at June 30, 2008 has experienced an other-than-temporary impairment. We considered our intent and ability to hold the securities for a sufficient time to allow for a recovery in value in this determination.
     At June 30, 2008, we held $3.4 million in fair value, $4.7 million in book value, of investments with sub-prime exposure, all of which were rated “A” or better by established rating agencies.
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
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our investment portfolio:

				After Tax
			Estimated Fair	Increase
		Assumed Change	Value After	(Decrease) in
	Fair Value at	in Relevant	Change	Carrying
	6/30/2008	Interest Rate	in Interest Rate	Value
	(dollars in thousands)
Total Investments	$240,236	100 bp decrease	$248,834	$8,598
		50 bp decrease	244,580	4,344
		50 bp increase	234,827	(5,409)
		100 bp increase	231,482	(8,754)
     The average duration of our fixed maturity investments at June 30, 2008 was approximately 3.7 years.
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
     The portfolio of fixed maturities consists solely of high quality bonds at June 30, 2008. The following table summarizes bond ratings at market or fair value:

	As of 6/30/2008
		Percent of
	Amount	Portfolio
Bond Ratings	(dollars in thousands)
AAA rated and U.S. Government and affiliated agency securities	$113,739	56.5%
AA rated	49,420	24.6%
A rated	35,519	17.6%
BBB Rated	2,616	1.3%

Total	$201,294	100.0%

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
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 1A: Risk Factors
     There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2: Recent Sales of Unregistered Securities
     Information with respect to purchases of our Common Stock during the three months ended June 30, 2008 was as follows:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased	Shares that May Yet
	Number of	Price	as Part of Publically	be Purchased Under
	Shares	Paid per	Announced Plans or	the Plans or Programs
	Purchased[1]	Share[2]	Programs	at End of Month
April 1 to April 31	—	—	—	275,000
May 1 to May 31	97,300	$4.7340	97,300	177,700
June 1 to June 30	177,700	4.9258	177,700	—

Total	275,000	$4.8580	275,000	—

[1]	The Company announced the repurchase program on April 8, 2008 for the purchase of up to 275,000 shares of Common Stock for up to an aggregate purchase price of $1.65 million. All shares available to be purchased under the program have been acquired.

[2]	Price per share data does not include the $0.04 per share commission
     There were no sales of unregistered securities that have not been previously reported on a Current Report on Form 8-K.
Item 3: Defaults Upon Senior Securities
     None.
Item 4: Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of stockholders held on May 6, 2008, the stockholders elected each of the following director nominees to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, with the following votes:

	For	Withheld
Courtney C. Smith	12,053,993	872,352
Peter E. Jokiel	10,896,120	2,029,255
Robert E. Dean	12,071,379	853,966
Raymond C. Groth	10,899,875	2,025,470
Paul A. Philp	12,072,879	852,466
Robert H. Whitehead	12,072,879	852,466
Russell E. Zimmermann	12,072,879	852,466
     At the same meeting, the selection of PricewaterhouseCoopers LLP as independent auditors for the current year was ratified, with the following votes:

For	Against	Abstentions
12,842,989	82,466	0
     No other matters were voted on at the meeting.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 5: Other Information
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
     On August 5, 2008, the Board of the Company adopted amended and restated bylaws, effective on August 5, 2008. Many of the amendments to the bylaws were made to update the bylaws to conform with changes to applicable Delaware corporate laws and to clarify existing provisions of the bylaws in accordance with modern corporate practice. The below description of certain of the amendments to the Company’s bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, a copy of which is filed as Exhibit 3.1 to this Report on Form 10-Q and incorporated by reference herein. The specific language of the Company’s bylaws as they existed prior to this amendment and restatement can be found in Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 2, 2007, which is incorporated by reference herein. The following is a summary of the amended sections of the Company’s bylaws.
     Section 1.02 – Special Meetings. The by-law regarding special meetings was amended to give only the President (or, in the event of his or her absence or disability, any Vice President), a majority of the Board of Directors or a majority of a committee thereof the authority to call special meetings of the stockholders and to limit the purpose of a special meeting to only those purposes stated in the notice for the meeting.
     Section 1.04 – Quorum. The by-law regarding quorum was amended to clarify that a quorum for a stockholder meeting consists of a majority of the aggregate voting power of the stock issued and outstanding and entitled to vote at such meeting of the stockholders.
     Section 1.07 – Adjournment. This by-law was amended to give the presiding officer at any stockholder meeting the power to adjourn any stockholder meeting, whether or not a quorum is present.
     Section 1.09 – Organization; Procedure. This by-law was modified to give the Board of Directors the authority to select the presiding officer of any stockholder meeting in the event of the President’s absence or disability.
     Section 1.11 – Conduct of Meetings. This by-law was added to grant the presiding officer at any stockholder meeting and the Board of Directors the ability to adopt rules and regulations regarding meeting procedure, as well as grant the presiding officer the right and authority to convene, to adjourn and to conclude any stockholder meeting and to establish rules, regulations and procedures for the conduct of the meetings to maintain order and safety.
     Section 1.12 – Notice of Stockholder Business and Nominations. This by-law was added to provide that if a stockholder wishes to nominate a person or persons for election to the Board of Directors or bring other business before a stockholders meeting, such stockholder may only do so by delivering prior written notice to the Company’s corporate secretary, within the time period specified in the by-law, and by complying with certain other requirements specified therein. The stockholder’s notice must include, among other things, certain information as to each person whom the stockholder proposes to nominate for election as a director or as to each matter of business that the stockholder proposes to bring before a stockholders meeting. The stockholder’s notice must also include certain information as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made.
     Section 2.02 – Number and Term of Office. This provision was amended to clarify that only the Board of Directors may modify the number of Directors constituting the entire Board of Directors.
     Section 2.12 – Removal of Directors. This by-law was amended to clarify that the affirmative vote of the holders of not less than a majority of the voting power of all the shares of capital stock of the Company issued and outstanding and entitled to vote for the election of such director would be required to remove a director and provides that any vacancies resulting from removal of a director may only be filled in accordance with Section 2.13 of the by-laws.
     Section 2.13 – Vacancies and Newly Created Directorships. This by-law was amended to allow only the Board of Directors to fill vacancies created by removal of a director or a newly created directorship position, provided, however, if there are no Directors in office, or less than a majority of the whole Board of Directors, then the vacancies may be filled in the manner provided by statute.
     Section 5.05 — Record Dates. This by-law was amended to require that any stockholder seeking to take action by written consent shall give notice to the Board of Directors, such that the Board of Directors may fix a record date for taking action by written consent.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Section 9.01 – Amendment. This by-law was amended to change the voting threshold for amendments, alterations or repeals of the by-laws by stockholders to the affirmative vote of six-six and two-thirds percent of the voting power of all the shares of capital stock of the Company issued and outstanding and entitled to vote thereon.
Item 6: Exhibits
     Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated By-laws of the Company effective August 5, 2008

10.1+	Employment Agreement dated April 7, 2008 between the Company and Courtney C. Smith

10.2+	Employment Agreement dated April 7, 2008 between the Company and Peter E. Jokiel

10.3+	Employment Agreement dated April 7, 2008 between the Company and Gary J. Ferguson

10.4+	Change of Control Agreement dated April 7, 2008 between the Company and Barry G. Cordeiro

10.5+	Change of Control Agreement dated April 7, 2008 between the Company and Scott W. Goodreau

10.6+	Change of Control Agreement dated April 7, 2008 between the Company and Scott K. Charbonneau

10.7+	Change of Control Agreement dated April 7, 2008 between the Company and Daniel A. Cacchione

10.8+	Change of Control Agreement dated April 7, 2008 between the Company and Daniel J. Rohan

31.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC. (Registrant)

By:	/s/ Courtney C. Smith

Name: Courtney C. Smith
Title: President and Chief Executive Officer

Date: August 8, 2008

By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President and Chief Financial Officer

Date: August 8, 2008
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Exhibits Index:

Exhibit
Number	Description

3.1	Amended and Restated By-laws of the Company effective August 5, 2008

10.1+	Employment Agreement dated April 7, 2008 between the Company and Courtney C. Smith

10.2+	Employment Agreement dated April 7, 2008 between the Company and Peter E. Jokiel

10.3+	Employment Agreement dated April 7, 2008 between the Company and Gary J. Ferguson

10.4+	Change of Control Agreement dated April 7, 2008 between the Company and Barry G. Cordeiro

10.5+	Change of Control Agreement dated April 7, 2008 between the Company and Scott W. Goodreau

10.6+	Change of Control Agreement dated April 7, 2008 between the Company and Scott K. Charbonneau

10.7+	Change of Control Agreement dated April 7, 2008 between the Company and Daniel A. Cacchione

10.8+	Change of Control Agreement dated April 7, 2008 between the Company and Daniel J. Rohan

31.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or compensatory plan or arrangement.
2008 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.