Form 10-Q
period 2008-09-30
Specialty Underwriters Alliance, Inc.
filed 2008-11-07
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
     As of November 1, 2008, there were 14,437,355 shares of our common stock, $0.01 par value, or the Common Stock, outstanding and 1,151,320 shares of our Class B common stock, $0.01 par value, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Business
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(in thousands)

	9/30/2008	12/31/2007
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $216,130 and $176,592)	$208,155	$177,735
Short-term investments, at amortized cost (which approximates fair value)	45,928	51,652

Total Investments	254,083	229,387
Cash	519	968
Insurance premiums receivable	60,078	68,887
Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	74,148	77,204
Prepaid reinsurance premiums	690	631
Investment income accrued	2,177	1,909
Equipment and capitalized software at cost (less accumulated depreciation of $13,858 and $8,927)	13,167	12,796
Intangible assets	10,745	10,745
Deferred acquisition costs	17,322	17,495
Deferred tax asset	3,396	—
Other assets	2,192	2,512

Total Assets	$438,517	$422,534

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$202,310	$184,736
Unearned insurance premiums	83,447	86,741
Insured deposit funds	13,510	12,515
Accounts payable and other liabilities	6,989	7,405

Total Liabilities	306,256	291,397

Stockholders’ equity
Common stock at $.01 par value per share — authorized: 30,000,000 shares; issued: 14,712,355 shares and 14,697,355 shares; and outstanding: 14,437,355 shares and 14,697,355 shares	147	147
Class B common stock at $.01 par value per share — authorized: 2,000,000 shares; issued and outstanding: 1,094,339 shares and 869,738 shares	11	9
Paid-in capital — common stock	129,786	129,431
Paid-in capital — class B common stock	7,255	6,139
Accumulated earnings (deficit)	1,284	(5,732)
Treasury stock	(1,347)	—
Accumulated other comprehensive income (loss)	(4,875)	1,143

Total Stockholders’ Equity	132,261	131,137

Total Liabilities & Stockholders’ Equity	$438,517	$422,534

The accompanying notes are an integral part of these consolidated financial statements.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited — in thousands, except for earnings per share)

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Revenues
Earned insurance premiums	$37,208	$40,377	$107,153	$112,933
Net investment income	2,662	2,517	7,985	6,935
Net realized gains (losses)	(845)	1	(807)	28

Total revenue	39,025	42,895	114,331	119,896

Expenses
Loss and loss adjustment expenses	22,444	24,047	64,443	66,077
Acquisition expenses	8,531	9,683	24,501	27,583
Other operating expenses	6,234	5,741	17,573	16,656

Total expenses	37,209	39,471	106,517	110,316

Pretax income	1,816	3,424	7,814	9,580
Income tax expense	(515)	(61)	(798)	(185)

Net income	1,301	3,363	7,016	9,395
Net change in unrealized gains and losses for investments held, after tax	(3,785)	2,121	(6,018)	336

Comprehensive income (loss)	$(2,484)	$5,484	$998	$9,731

Earnings per share available to common stockholders (in dollars)
Basic	$0.08	$0.22	$0.45	$0.61
Diluted	$0.08	$0.22	$0.45	$0.61

Weighted average shares outstanding
Basic	15,516	15,431	15,587	15,404
Diluted	15,567	15,431	15,743	15,404
The accompanying notes are an integral part of these consolidated financial statements.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of September 30, 2008
(Unaudited — in thousands)

							Accumulated
							Other Comp-	Total
	Common	Paid-in	Common	Paid-in	Retained		rehensive	Stock-
	Stock	Capital	Stock	Capital	Earnings	Treasury	Income	holders’
	Class A	Class A	Class B	Class B	(Deficit)	Stock	(Loss)	Equity
Balance at Dec. 31, 2007	$147	$129,431	$9	$6,139	$(5,732)	$—	$1,143	$131,137

Net income					7,016			7,016
Net change in unrealized investment gains, net of tax							(6,018)	(6,018)
Stock issuance		74	2	1,116				1,192
Treasury stock purchases						(1,347)		(1,347)
Stock based compensation		281						281

Balance at Sept. 30, 2008	$147	$129,786	$11	$7,255	$1,284	$(1,347)	$(4,875)	$132,261

The accompanying notes are an integral part of these consolidated financial statements.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited — in thousands)

	Nine Months Ended
	9/30/2008	9/30/2007
Cash flows from operations
Net income	$7,016	$9,395

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(309)	(50)
Net realized losses (gains)	807	(28)
Amortization of bond premium (discount)	71	(6)
Depreciation	4,931	3,416
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	3,056	4,812
Loss and loss adjustment expense reserves	17,574	27,776
Insurance premiums receivable	8,809	4,653
Unearned insurance premiums	(3,294)	(4,190)
Deferred acquisition costs	173	2,335
Prepaid reinsurance premiums	(59)	3,400
Insured deposit funds	995	1,129
Other, net	4	2,786

Total adjustments	32,758	46,033

Net cash flows provided by operations	39,774	55,428

Cash flows from investing activities
Net (increase) decrease in short-term investments	5,724	(31,379)
Redemptions, calls and maturities of fixed maturity investments	21,416	14,233
Purchases of fixed maturity investments	(61,832)	(33,449)
Purchase of equipment and capitalized software	(5,302)	(6,818)

Net cash flows used for investing activities	(39,994)	(57,413)

Cash flows from financing activities
Issuance of common stock	1,118	488
Treasury stock purchases	(1,347)	—

Net cash provided by (used for) financing activities	(229)	488

Net decrease in cash during the period	(449)	(1,497)
Cash at beginning of the period	968	2,375

Cash at the end of the period	$519	$878

The accompanying notes are an integral part of these consolidated financial statements.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
Note 1. Basis of Presentation
     The Consolidated Financial Statements (unaudited) include the accounts of Specialty Underwriters’ Alliance, Inc., and its consolidated subsidiary, SUA Insurance Company, together referred to as SUA or the Company. SUA completed an initial public offering, or IPO, of its common stock on November 23, 2004. Concurrent with the IPO, SUA completed the acquisition of Potomac Insurance Company of Illinois, or Potomac. Potomac has subsequently been renamed SUA Insurance Company.
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
     The interim financial data as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and September 30, 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method. The following table shows the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Numerator for earnings per share
Net income	$1,301	$3,363	$7,016	$9,395

Denominator for earnings per share
Weighted average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	15,791	15,431	15,685	15,404
Common stock in treasury	275	—	98	—

Weighted average shares outstanding — basic	15,516	15,431	15,587	15,404
Effect of dilutive securities[1] Stock awards	51	—	156	—

Weighted average shares outstanding — diluted	15,567	15,431	15,743	15,404

Earnings per share
Basic	$0.08	$0.22	$0.45	$0.61
Diluted	$0.08	$0.22	$0.45	$0.61

[1]	Outstanding options of 718 and 739 as of September 30, 2008 and September 30, 2007, respectively, have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008 and September 30, 2007, as they were anti-dilutive.
Note 3. Income Taxes
     As of September 30, 2008 and December 31, 2007 the Company had tax basis net operating loss carry forwards of $0 and $2,135, respectively. The Company also accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
unamortized portions of these costs were $519 and $873 at September 30, 2008 and December 31, 2007, respectively.
     Beginning in first quarter of 2008, based on continuing profitability trends, the Company believes that it is more likely than not that the deferred income tax assets will be realized. As such, the Company elected to eliminate its valuation allowance and establish the full net deferred tax asset.
The components of current and deferred income taxes for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Current tax expense	$517	$85	$1,107	$235
Deferred tax (benefit)/expense	(2)	(24)	(309)	(50)

Total income tax expense	$515	$61	$798	$185

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
     At September 30, 2008, the Company reported gross loss and LAE reserves of $202,310, of which $56,074 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2007, the Company reported gross loss and LAE reserves of $184,736, of which $63,529 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $2,130 as of September 30, 2008 and $1,505 as of December 31, 2007. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
     As of September 30, 2008, assets measured at fair value on a recurring basis are summarized below:
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)

		Fair Value Measurement Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
Category	9/30/08	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury	$10,338	$-	$10,338	$-
U.S. Government Agency	35,848		35,848
Municipal	49,948		49,948
Corporate Fixed Maturity	49,374		49,374
Agency Mortgage Backed	40,022		40,022
Non-Agency Mortgage Backed	6,411			6,411
Commercial Mortgage Backed	12,821			12,821
Asset-Backed	3,393			3,393

Total Fixed Maturity Investments	$208,155	$-	$185,530	$22,625

     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	9/30/2008	9/30/2008
Level 3 investments as of beginning of period	$7,171	$-
Transfers into level 3 (at beginning period value)	18,410	29,332
Purchases, sales, issuances, and settlements (net)	(987)	(2,068)
Total gains or losses (realized/unrealized):
Included in earnings	(849)	(849)
Included in comprehensive income	(1,120)	(3,790)

Level 3 investments as of September 30, 2008	$22,625	$22,625

     The Company uses an independent pricing service to determine the fair value of substantially all of our investment assets. As of September 30, 2008, a total of eight securities with a total fair market value of $6,367 were not priced by our independent pricing service, of which five were Level 3 securities and three were Level 2 securities. The Company uses the following pricing methodology for each instrument in its portfolio.
•	First, the Company requests a single non-binding price from our independent pricing service.

•	Second, if no price is available from the pricing service for the instrument, the Company requests one or more non-binding broker—dealer quotes. A single quote is sought from a broker—dealer who has significant knowledge of the instrument being priced. If such broker-dealer is not available to quote, then an average is used from quotes solicited from multiple broker—dealers.

•	Third, if a broker—dealer quote is unavailable for the instrument, the Company uses a matrix pricing formula based on various factors provided from multiple broker—dealers including yield spreads, reported trades, sector or grouping information and for certain securities, other factors such as timeliness of payment, default experience and prepayment speed assumptions.
     The Company then validates the price or quote received by examining its reasonableness. The Company’s review process includes (i) quantitative analysis (including yield spread and interest rate and price fluctuations on a monthly basis); (ii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (iii) comparing the fair value estimates to its knowledge of the current market. If a price or a quote as provided is deemed unreasonable, which to date has not occurred, the Company will use the second or the third pricing methodology to determine the fair value of the instrument.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     In order to determine the proper SFAS 157 classification for each instrument, the Company obtains from its outside pricing sources the pricing procedures and inputs used to price the instrument. The Company analyzes this information taking into account asset type, rating and liquidity to determine what inputs are observable and unobservable and thereby determines the suggested SFAS 157 Level.
     The transfer into Level 3 during the third quarter of 2008 of securities with a fair value, as of June 30, 2008, of $18,410 was primarily the result of reduced liquidity, and therefore reduced price transparency, related to mortgage backed and asset backed securities.
     In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active. The Company adopted FSP FAS 157-3 on issuance, applicable to the third quarter 2008 financial statements. The adoption of this standard did not have any impact on the Company’s financial statements.
Note 6. Investments
     The Company’s structured securities are subject to Emerging Issues Task Force  Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretive yield is prospectively adjusted and an other-than-temporary impairment (“OTTI”) loss is recognized. For the three months ended September 30, 2008, there were OTTI losses of $0.8 million recorded for which the most recent evaluation showed an adverse change in cash flows.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended September 30, 2008 as compared to the Three Months Ended September 30, 2007
RESULTS OF OPERATION

	Three Months Ended
	9/30/2008	9/30/2007	% Change
	(in millions, except for earnings per share)
Gross written premiums	$44.2	$33.5	31.9%
Net written premiums	42.1	30.9	36.2%

Earned premiums	$37.2	$40.4	-7.9%
Net investment income	2.6	2.5	4.0%
Net realized gains (losses)	(0.8)	-	*

Total revenues	39.0	42.9	-9.1%

Net loss and loss adjustment expense	22.4	24.1	-7.1%
Acquisition expenses	8.5	9.7	-12.4%
Other operating expenses	6.3	5.7	10.5%

Total expenses	37.2	39.5	-5.8%

Pre-tax income	1.8	3.4	-47.1%
Federal income tax	(0.5)	-	*

Net income	$1.3	$3.4	-61.8%

Earnings per share available to common stockholders
Basic	$0.08	$0.22	-63.6%
Diluted	$0.08	$0.22	-63.6%

Weighted average shares outstanding
Basic	15.5	15.4	0.6%
Diluted	15.6	15.4	1.3%

Key operating ratios
Net loss and loss adjustment expense ratio	60.3%	59.6%	1.2%
Ratio of acquisition expense to earned premiums	22.9%	23.8%	-3.8%
Ratio of all other expenses to gross written premiums	14.1%	17.4%	-19.0%

*	Not meaningful
     Net income for the quarter ended September 30, 2008 was $1.3 million, compared to net income of $3.4 million for the quarter ended September 30, 2007. Earnings per share for the quarter ended September 30, 2008 was $0.08, versus earnings per share of $0.22 for the quarter ended September 30, 2007. The decrease in our net income was due to a decrease in our pre-tax income and an increase in our taxes resulting from the full utilization of tax loss carry forwards which occurred in the second quarter of 2008. The decrease in our pre-tax income was primarily due to a decrease in our earned premiums resulting from reductions in our workers’ compensation rates and weak economic conditions. In addition there were other-than-temporary impairment write-downs of investment assets for a realized loss of $0.8 million.
     Gross written premiums were $44.2 million for the three months ended September 30, 2008 compared to $33.5 million for the three months ended September 30, 2007. The increase in gross written premiums was attributable to premiums written under our public entity business program offset by decreasing premiums in our other lines as a result of the continuing deterioration in economic conditions.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by partner agent for the three months ended September 30, 2008 and 2007 was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Specialty Risk Solutions, LLC	$16.1	36.5%	$1.8	5.4%
Risk Transfer Holdings, Inc.	12.5	28.3%	12.1	36.1%
American Team Managers	6.2	14.0%	7.1	21.2%
AEON Insurance Group, Inc.	5.1	11.5%	7.9	23.6%
Appalachian Underwriters, Inc.	1.6	3.6%	2.7	8.0%
Northern Star Management, Inc.	1.6	3.6%	—	0.0%
First Light Program Manager, Inc.	0.6	1.4%	—	0.0%
Insential, Inc	0.3	0.7%	0.5	1.5%
Flying Eagle Insurance Service, Inc	0.1	0.2%	1.2	3.6%
Other	0.1	0.2%	0.2	0.6%

Total	$44.2	100.0%	$33.5	100.0%

     Our gross written premiums for the three months ended September 30, 2008 and 2007 by state was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
California	$26.0	58.8%	$14.1	42.1%
Texas	6.9	15.6%	6.3	18.8%
Florida	3.3	7.5%	2.8	8.4%
Other States	8.0	18.1%	10.3	30.7%

Total	$44.2	100.0%	$33.5	100.0%

     Our gross written premiums by line of business for the three months ended September 30, 2008 and 2007 was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
General liability	$18.8	42.5%	$9.5	28.3%
Workers’ compensation	15.7	35.5%	14.3	42.7%
Commercial automobile	9.0	20.4%	8.5	25.4%
All Other	0.7	1.6%	1.2	3.6%

Total	$44.2	100.0%	$33.5	100.0%

     The change in our mix of business by agent, state and line of business was influenced by a large account we wrote in the third quarter of 2008 in our public entity customer class which was partially offset by a continued reduction in our contractors business due to the downturn in the construction industry.
     Earned premiums were $37.2 million for the quarter ended September 30, 2008 compared to $40.4 million for the quarter ended September 30, 2007.
     Net investment income was $2.6 million for the three months ended September 30, 2008 versus $2.5 million for the three months ended September 30, 2007. While investments increased $39.1 million from $215.0 million to
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

$254.1 million at September 30, 2008, investment income increased only $0.1 million due to significantly decreased short-term yields and a shift into tax-exempt securities of $49.9 million.
     Acquisition expenses were $8.5 million for the three months ended September 30, 2008 compared to $9.7 million for the quarter ended September 30, 2007. The decrease in our acquisition expense is the result of a decrease in premiums.
     Other operating expenses were $6.3 million for the quarter ended September 30, 2008 compared to $5.7 million for the quarter ended September 30, 2007.
     For the third quarter of 2008, our net loss and loss adjustment expense ratio was 60.3%, compared to 59.6% for the comparable quarter in 2007. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to lower rates. This was partially offset by favorable prior year loss development for the third quarter of 2008 of $0.4 million primarily attributable to improved loss development in our general liability line of business. For the three months ended September 30, 2007 we experienced favorable prior year loss development of $1.6 million primarily within our workers’ compensation and general liability lines of business.
Nine Months Ended September 30, 2008 as compared to the Nine Months Ended September 30, 2007
RESULTS OF OPERATION

	Nine Months Ended
	9/30/2008	9/30/2007	% Change
	(in millions, except for earnings per share)
Gross written premiums	$110.0	$117.1	-6.1%
Net written premiums	103.8	108.7	-4.5%

Earned premiums	$107.2	$112.9	-5.0%
Net investment income	7.9	7.0	12.9%
Net realized gains (losses)	(0.8)	—	*

Total revenues	114.3	119.9	-4.7%

Net loss and loss adjustment expense	64.4	66.1	-2.6%
Acquisition expenses	24.5	27.6	-11.2%
Other operating expenses	17.6	16.6	6.0%

Total expenses	106.5	110.3	-3.4%

Pre-tax income	7.8	9.6	-18.8%
Federal income tax	(0.8)	(0.2)	*

Net income	$7.0	$9.4	-25.5%

Earnings per share available to common stockholders
Basic	$0.45	$0.61	-26.2%
Diluted	$0.45	$0.61	-26.2%

Weighted average shares outstanding
Basic	15.6	15.4	1.3%
Diluted	15.7	15.4	1.9%

Key operating ratios
Net loss and loss adjustment expense ratio	60.1%	58.5%	2.7%
Ratio of acquisition expense to earned premiums	22.9%	24.2%	-5.4%
Ratio of all other expenses to gross written premiums	16.0%	14.4%	11.1%

*	Not meaningful
     Net income for the nine months ended September 30, 2008 was $7.0 million, compared to net income of $9.4 million for the nine months ended September 30, 2007. Earnings per share for the nine months ended September 30, 2008 was $0.45 versus earnings per share of $0.61 for the nine months ended September 30, 2007. The decrease in our net income was due to a decrease in our pre-tax income and an increase in our taxes resulting from the full
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

utilization of tax loss carry forwards which occurred in the second quarter of 2008. The decrease in our pre-tax income was primarily due to a decrease in our earned premiums offset by the increase in our investment income. The decrease in our earned premium was due to reductions in our workers’ compensation rates and weak economic conditions. In addition there were other-than-temporary impairment write-downs of investment assets for a realized loss of $0.8 million.
     Gross written premiums were $110.0 million for the nine months ended September 30, 2008 compared to $117.1 million for the comparable period ended September 30, 2007. The decrease in gross written premiums is attributable to decreasing premiums in most of our lines of business as a result of the continuing deterioration in economic conditions.
     Our gross written premiums by partner agent for the nine months ended September 30, 2008 and 2007 was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Risk Transfer Holdings, Inc.	$44.0	40.0%	$49.6	42.3%
American Team Managers	18.9	17.2%	27.3	23.3%
Specialty Risk Solutions, LLC	17.0	15.4%	3.0	2.6%
AEON Insurance Group, Inc.	15.8	14.4%	19.7	16.8%
Appalachian Underwriters, Inc.	5.5	5.0%	12.9	11.0%
Northern Star Management, Inc.	3.6	3.3%	-	0.0%
First Light Program Manager, Inc.	2.0	1.8%	-	0.0%
Insential, Inc	1.0	0.9%	1.3	1.1%
Flying Eagle Insurance Service, Inc	0.6	0.5%	2.3	2.0%
Other	1.6	1.5%	1.0	0.9%

Total	$110.0	100.0%	$117.1	100.0%

     Our gross written premiums for the nine months ended September 30, 2008 and 2007 by state was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
California	$51.7	47.0%	$42.8	36.6%
Florida	15.7	14.3%	25.3	21.6%
Texas	13.1	11.9%	12.1	10.3%
Other States	29.5	26.8%	36.9	31.5%

Total	$110.0	100.0%	$117.1	100.0%

     Our gross written premiums by line of business for the nine months ended September 30, 2008 and 2007 was as follows:

	9/30/2008		9/30/2007
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Workers’ compensation	$53.9	49.0%	$60.2	51.4%
Commercial automobile	27.0	24.5%	25.8	22.0%
General liability	26.9	24.5%	28.1	24.0%
All Other	2.2	2.0%	3.0	2.6%

Total	$110.0	100.0%	$117.1	100.0%

2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     The change in our mix of business by agent, state and line of business was influenced by a large account we wrote in the third quarter of 2008 in our public entity customer class which was partially offset by a continued reduction in our contractors program as a result of fewer construction projects being started. Our workers’ compensation business has been impacted by rate decreases in Florida and California during 2007 and the first quarter of 2008 as well as decreases in payrolls.
     Earned premiums were $107.2 million for the nine months ended September 30, 2008 compared to $112.9 million for the nine months ended September 30, 2007.
     Net investment income was $7.9 million for the nine months ended September 30, 2008 versus $7.0 million for the nine months ended September 30, 2007. The increase in net investment income reflects growth in our total investments from $215.0 million at September 30, 2007 to $254.1 million at September 30, 2008 resulting from positive operating cash flows.
     Acquisition expenses were $24.5 million for the nine months ended September 30, 2008 compared to $27.6 for the nine months ended September 30, 2007. The decrease in our acquisition expense is the result of a decrease in premiums.
     Other operating expenses were $17.6 million for the nine months ended September 30, 2008 compared to $16.6 million for the nine months ended September 30, 2007.
     For the first nine months of 2008, our net loss and loss adjustment expense ratio was 60.1%, compared to 58.5% for the comparable nine months in 2007. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to lower rates. This was partially offset by favorable prior year loss development for the nine months ended September 30, 2008 of $1.7 primarily attributable to improved loss development in our commercial automobile and general liability lines of business. For the nine months ended September 30, 2007 we experienced favorable prior year loss development of $2.1 million primarily within our workers’ compensation and general liability lines of business.
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
Cash Flows
     A summary of our cash flows is as follows:

	Nine Months Ended
	9/30/2008	9/30/2007
	(in millions)
Cash provided by (used in)
Operating activities	$39.8	$55.4
Investing activities	(40.0)	(57.4)
Financing activities	(0.2)	0.5

Change in cash	(0.4)	(1.5)

     For the nine months ended September 30, 2008, net cash from operating activities was $39.8 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $55.4 million for the nine months ended September 30, 2007. The decrease in net cash provided by operating activities was primarily driven by the increase in loss and LAE payments resulting from the maturation of our book of business.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Cash used for investment activities was $40.0 million for the nine months ended September 30, 2008, principally representing purchases of investments and additions to equipment and capitalized software. For the nine months ended September 30, 2007, cash used in investment activities was $57.4 million, also principally representing increases in investments and additions to equipment and capitalized software.
     For the nine months ended September 30, 2008, cash used for financing activities was $0.2 million as a result of the share repurchase program completed in the second quarter of 2008 which was offset by the sales of Class B Shares to partner agents. For the nine months ended September 30, 2007, cash flows from financing activities from sales of Class B Shares to partner agents was $0.5 million.
Fixed Maturity Investments
     Our investment portfolio consists of marketable fixed maturity and short-term investments. All fixed maturity investments are classified as available for sale and are reported at their estimated fair value. Realized gains and losses are credited or charged to income in the period in which they are realized. Changes in unrealized gains or losses are reported as a separate component of comprehensive income, and accumulated unrealized gains or losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.
     The aggregate fair market value of our fixed maturity investments at September 30, 2008 was $254.1 million compared to amortized cost of $262.1 million. The aggregate fair market value of our fixed maturity investments at December 31, 2007 was $229.4 million compared to amortized cost of $228.2 million. During the first nine months of 2008 we increased our investment in municipal bonds to $49.9 million from $4.3 million, at fair value, due to their favorable tax treatment.
     For each security for which the fair value as determined is considered impaired, we considered our intent and ability to hold such security for a sufficient time to allow for a recovery in value. We have concluded that certain of our available-for-sale securities with a fair value of $0.9 million and a book value of $1.7 million at September 30, 2008 have experienced an other-than-temporary impairment of $0.8 million.
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
     The table below illustrates the sensitivity of the fair value of our fixed maturity investments, including our short-term investments, to selected hypothetical changes in the market interest rates:

			Estimated Fair
		Assumed Change	Value After	Increase
	Fair Value at	in Relevant	Change in	(Decrease) in
	9/30/2008	Interest Rate	Interest Rate	Fair Value
	(in thousands)
Total Investments	$254,083	100 bp decrease	$262,677	$8,594
		50 bp decrease	258,397	4,314
		50 bp increase	249,763	(4,320)
		100 bp increase	245,471	(8,612)
     The average duration of our fixed maturity investments at September 30, 2008 was approximately 3.5 years.
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
     The portfolio of fixed maturities consists solely of high quality bonds at September 30, 2008. The following table summarizes bond ratings at fair value:

	As of 9/30/2008
		Percent of
Bond Ratings	Amount	Portfolio
	(in thousands)
AAA rated and U.S. Government and affiliated agency securities	$114,223	54.8%
AA rated	42,270	20.3%
A rated	46,126	22.2%
BBB rated	5,536	2.7%

Total	$208,155	100.0%

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
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 1A: Risk Factors
      You should carefully consider the following risk. This risk could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. This risk is not exclusive and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 and the factors mentioned in any forward-looking statements contained herein or therein.
Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.
      Our results of operations are materially affected by conditions in the global financial markets and the economy generally. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of severe recession.
      The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. These events and the continuing market upheavals have had, and may continue to have, an adverse effect on us. Our revenues could decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.
      The demand for our insurance products could be adversely affected in an economic downturn. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
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
2008 Third Quarter Form 10-Q
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

Date: November 6, 2008

By:	/s/ Peter E. Jokiel
	Name:	Peter E. Jokiel
	Title:	Executive Vice President and Chief Financial Officer

Date: November 6, 2008
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Exhibits Index:

Exhibit
Number	Description

31.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2008 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.