Form 10-K
period 2008-12-31
Specialty Underwriters Alliance, Inc.
filed 2009-03-06
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was approximately $82 million (assuming all of the outstanding shares of the Company’s Class B non-voting common stock, par value $0.01 per share, or the Class B Shares, are exchanged into an equal numbers of shares of the Company’s voting common stock, par value $0.01 per share, or the Common Stock). As of February 26, 2009, 14,437,355 shares of Common Stock and 1,371,934 Class B Shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from Specialty Underwriters’ Alliance, Inc.’s definitive proxy statement for its annual meeting of stockholders scheduled for Tuesday May 5, 2009.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

2008 Form 10-K
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
     Our business model is designed to better serve the specialty property and casualty marketplace by recognizing the void that exists in these underserved niche markets and the problems that undisciplined underwriting creates. Our business model emphasizes our relationship with a select number of partner agents, who have specialized business knowledge in the types of business classes we underwrite. We rely on these partner agents for industry

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

insights and their understanding of the specific risks in the niche markets we serve. We bring together that knowledge with our disciplined underwriting practices and leading-edge technology and systems capabilities to provide insurance programs and products that are customized to the needs of the specialty markets that we serve.
     Our business model is also designed to realign the interests of carriers, agents and insureds. Each of our partner agents are required to enter into agreements with us that provide that in exchange for marketing and pre-qualifying business for us, they receive an up-front commission designed to cover their costs and an underwriting profit-based commission paid over several years. In addition, each partner agent is required to purchase Class B Shares, which further aligns their interests with us and that of our shareholders. In return, we provide our partner agents with a five-year exclusive arrangement (generally allowing partner agents to offer other companies’ products if we decline to offer coverage to a prospective insured) covering a specific class of business and territory. Further, we have implemented a centralized information system designed to reduce processing and administrative time. Lastly, we are a stable, dedicated source of specialty program commercial property and casualty insurance capacity.
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
Capital Structure and Business Acquisitions
     In the fourth quarter of 2004 we completed our initial public offering, or IPO, of 13,122,000 shares of Common Stock at a price of $9.50 per share. Concurrent with the closing of the IPO, we (a) sold 1,000,000 shares of our Common Stock at a price of $8.835 per share in a private placement and (b) sold 90,549 shares of our Common Stock to certain of our executive officers at a price of $8.835 per share. Additionally, at the closing of our IPO, we sold 26,316 shares of our Class B Shares to our initial partner agents for an aggregate purchase price of $250,000. The net proceeds to us from all these transactions after deducting expenses were approximately $123.5 million. In addition to the initial sales of Class B Shares, as of December 31, 2008, our partner agents have purchased, pursuant to their agreements, additional Class B Shares for an aggregate purchase price of $8.06 million and are contractually obligated to purchase an additional $0.94 million worth of Class B Shares in the future.
     Simultaneously with the closing of the IPO, we acquired all of the outstanding common stock of Potomac Insurance Company of Illinois, or Potomac, from OneBeacon Insurance Company, or OneBeacon, for $22.0 million. We refer to this transaction as the “Acquisition.” At the time of the Acquisition, Potomac was licensed in 41 states and the District of Columbia. Prior to the closing of the Acquisition, Potomac entered into a transfer and assumption agreement with OneBeacon whereby all of its liabilities, including all direct liabilities under insurance policies predating the Acquisition, were transferred to and assumed by OneBeacon. In the event OneBeacon fails to pay its assumed liabilities, SUA would be liable and could experience losses which could be materially adverse to our business and results of operations. OneBeacon currently has a rating of “A” (Excellent) from A.M. Best, which is the third highest of 15 rating levels. Upon completion of the Acquisition, we changed the name of Potomac to SUA Insurance Company, or SUA.
     SUA is currently licensed to conduct insurance business in 45 states and the District of Columbia, most recently having received a Certificate of Authority to write all property and casualty lines in Hawaii effective September 17, 2008 and Minnesota effective January 20, 2009. SUA is not licensed in Maine, Montana, New Hampshire, North Carolina, or Wyoming. However, in the future we may apply for licenses in these states.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
Historical Industry Model
     Specialty commercial property and casualty insurance underwriting requires in-depth knowledge of a particular business class and often personal knowledge of the participants in a business class. As a result, insurers rely on skilled wholesale agents to procure business. An agent generally is an outsourced underwriting department for the insurer that markets to independent agents, processes submissions, selects risks, binds and issues policies on behalf of the insurer, and in some cases, handles claims on the underwritten businesses. Such agents and insurers commonly work with a reinsurer, which participates in the pool of risks selected by such agents. Without an insurer providing licensed policy paper and a reinsurer providing capacity, such agents are unable to service their independent agent clients, which ultimately affects the policyholders.
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
Our Model
     We believe that our strategy of developing relationships with partner agents is a fundamental shift in the way insurance companies do business. We enter into contractual relationships with our partner agents in order to encourage them to work with us in building our portfolio of specialty program commercial property and casualty insurance business. A portion of the compensation paid to our partner agents is directly tied to the underwriting profitability of their specific programs. In addition, our partner agents purchase an equity interest in our company, in the form of non-voting Class B Shares. We believe that requiring an ownership interest by our partner agents encourages them to direct business to us, regardless of future market cycles. We expect our partner agents to provide prequalified leads through their retail agents. We retain control over underwriting and claims activities. In addition, all transaction processing is done through our proprietary technology system in order to ensure data integrity and efficiency. As of February 1, 2009, we have entered into definitive agreements with the following nine partner agents — AEON Insurance Group, Inc., American Team Managers, Inc., Appalachian Underwriters, Inc., First Light Program Managers, Inc., Flying Eagle Insurance Services, Inc., Insential, Inc., Northern Star Management, Inc., Risk Transfer Holdings, Inc, and Specialty Risk Solutions, LLC.
     The key features of our relationship with our partner agents are as follows:
     Equity Ownership. Each partner agent must purchase shares of our non-voting Class B Shares. The Class B Shares will become exchangeable, one-for-one with our Common Stock, five years after the effective date of the applicable partner agent agreement, unless such agreement has been terminated. The Class B Shares are subject to substantial restrictions on transferability during this period. If prior to the fifth anniversary the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase such partner agent’s Class B Shares at the lower of cost or the current market value (as defined in the applicable partner agent agreement). If after five years following the effective date of the applicable partner agent agreement such partner agent’s contract is terminated, we may repurchase the partner agent’s Class B Shares at the current market value. After the five-year period, and for so long as the partner agent agreement has not been terminated, such partner agent is required to hold Class B Shares worth at least 50% of its aggregate initial investment commitment in our Class B Shares.
     Commission. We pay each partner agent a commission designed to cover the costs associated with binding each policy. In addition, each partner agent may receive a meaningful share of the underwriting profits for each of its

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

programs, subject to a cap. No further profit sharing calculation will be performed if the Partner Agent Agreement is terminated prior to five years. If, after five years, the partner agent agreement is terminated, for any reason, the profit sharing calculations will be performed annually until all payout periods and earned profit sharing are satisfied.
     Long-Term Contractual Commitment. Each partner agent has an exclusive five-year contractual arrangement (generally allowing partner agents to offer other companies’ products only if we decline to offer coverage to a prospective insured). We have no obligation to accept business that does not meet our guidelines. We agree to write only that class of business and lines of business by program in a defined territory with the specific partner agent, or under certain circumstances, Partner Agents may agree to share a similar program in a defined territory. Our partner agents may have one or a number of their programs with us. We expect that we will be a significant percentage of our partner agents’ program business. Each partner agent has the right to terminate its relationship with us on 180 days’ notice. We have the right to terminate our relationship with our partner agents if they materially breach our agreements with them, they become insolvent, or they fail to maintain appropriate licenses. In addition, we can terminate our relationship if a partner agent does not meet certain profitability and production guidelines that are established under each agreement or if a third party should acquire them. Upon termination, at our discretion, the partner agent must service the existing policies until such policies expire or are terminated, at which time the partner agent is allowed to place such business with other insurers.
Our Insurance Product Lines
     Our insurance operations, through our nine partner agents, are focused on the following programs:
•	AEON Insurance Group, Inc.
Auto Transporters Program. This program offers commercial automobile coverage to companies that transport cars between two geographical points. The program is currently available in 41 states and the District of Columbia.
Towing and Collateral Recovery Program. This program offers commercial automobile, property, inland marine and general liability coverages. Eligible accounts include towing operators, garage operations with towing and recovery, as well as towing operations for auto auctions. The program is currently available in 41 states and the District of Columbia.
•	American Team Managers, Inc.
Artisan Contractors Program. This program offers insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. The program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program offers general liability coverage in Arizona and California.
General Contractors Program. This program offers insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program offers general liability coverage in Arizona and California
Trucking Program. This program offers commercial insurance for truckers of all sizes including owner/operators offering commercial automobile liability, physical damage and general liability coverages in seven states.
Workers’ Compensation Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business in California. The online product is available to small and medium sized businesses.
•	Appalachian Underwriters, Inc.
Artisan Contractors Program. This program provides insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. The program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability and automobile coverage in 16 states.
General Contractors Program. This program provides insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability and automobile coverage in 16 states.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Workers’ Compensation Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers compensation business in 20 states, 11 of which are shared territories with Northern Star Management, Inc. The online product is available to small and medium sized businesses.
•	First Light Program Managers, Inc.
Trucking Program. This program services selected classes within the trucking industry offering commercial automobile liability, physical damage and general liability. The program is currently available in nine states.
•	Flying Eagle Insurance Services, Inc.
Artisan Contractors Program. This program offers insurance and risk management services for certain artisan and specialty trade contractors engaged in residential and/or commercial construction. Program is open to contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability coverage in nine states.
General Contractors Program. This program offers insurance and risk management services for general contractors engaged in residential and/or commercial construction. The program is open to general contractors that are involved in new construction, remodeling and tenant improvements, including new residential home building. The program currently offers general liability coverage in nine states.
Roofing Contractors Program. This program offers insurance and risk management services for small to medium sized roofing contractors engaged in commercial and residential work. The program currently offers general liability coverage in 11 states.
•	Insential, Inc.
Roofing Contractors Program. This program provides insurance and risk management services for small to medium sized roofing contractors engaged in commercial and residential work. The program currently offers general liability and automobile coverage in 17 states.
•	Risk Transfer Holdings, Inc.
PEO Program. This program services staffing entities that are responsible for insurance procurement, human resources management and payroll and tax remittance. The program provides workers’ compensation solutions to professional employer organizations clients in 25 states.
Temporary Staffing Agencies Program. This program services the temporary staffing industry. The program provides workers’ compensation solutions to temporary staffing entities in 25 states.
•	Northern Star Management, Inc.
Trucking Program. This program services truckers of all sizes including owner/operators in the Middle Atlantic states. This program provides commercial general liability, commercial auto liability and physical damage in six states.
Workers’ Compensation Program. This program uses technology to fully automate a disciplined underwriting approach to writing small premium workers’ compensation business in 12 states, 11 of which are shared territories with Appalachian Underwriters, Inc. The online product is available to small and medium sized businesses.
•	Specialty Risk Solutions, LLC
Not-for-Profit Organizations Program. This program is for qualifying not-for-profit organizations in Florida. Excess coverage is available for workers’ compensation and commercial automobile.
Public Entities Program. This program specializes in providing workers compensation, general liability and commercial automobile insurance (all on an excess basis) to public entity clients, including schools, other educational institutions and municipalities in 20 states.
Reinsurance
     We have entered into reinsurance agreements to cover our casualty lines of business. Coverage of our casualty lines of business includes general liability, auto liability and workers’ compensation. We purchased reinsurance from reinsurers that are rated at least “A–” (Excellent) or better by A.M. Best and our reinsurers are compensated by sharing specified percentages of premiums.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and $10 million due to any single occurrence under a policy and for losses in excess of $10 million up to $35 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection for single loss occurrences; our reinsurers are responsible for losses between $1 million and $5 million for a multiple loss occurrence.
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
     We maintain strict control of our underwriting process. Our underwriters work with each partner agent to develop specific underwriting strategies, pricing structures, and acceptable coverage and initial customer requirements. Senior underwriting personnel experienced in specialty classes, pricing, coverage and multiple lines of business along with actuarial and claims personnel form a program team to work with each partner agent. In addition, we develop a specific underwriting strategy for each customer segment. Each customer segment includes a demographic study of the number of prospective customers available, as well as the number of customers each partner agent expects to provide to us. We also create eligibility guidelines, which include size requirements for each account within the customer segment, acceptability for loss history, and adherence to loss prevention and safety practices. Ineligible operations are identified and eliminated from the customer segment. With the cooperation of the partner agents, each program team conducts the market research and analysis to develop specific customer segments, line of business coverage guidelines and pricing requirements. Each customer segment or business opportunity has minimum standards and business performance measures. We do not allow our partner agents to set rates on any program. We use actuaries to validate the rating and pricing plans.
     We have established a partner agent advisory process. Our partner agents have input on new programs and territorial assignments. This interaction with our partner agents enables us to avoid channel conflicts and promote the growth of profitable programs.
     We utilize a centralized policy processing system to control data. As part of our infrastructure strategy, we utilize a centralized policy administration system, which allows us to more efficiently quote, issue and manage insurance polices while controlling data from the first entry into the system. We customize the system for each partner agent and customer segment. The system allows our underwriters to provide approval of submissions at the point of entry using predetermined underwriting, pricing and coverage guidelines. Our underwriters oversee the underwriting process by having access to the system as the agents enter information and approve quotes. In selected circumstances, the system receives and approves online quotes with minimal underwriter intervention, based on predetermined underwriting criteria. Data used to underwrite risk and to handle claims is controlled by us rather than controlled by agents, third party administrators or other intermediaries.
     We monitor rate adequacy and review program performance. We develop estimated rate minimums, which are designed to help achieve profitable results and are based on our audits which focus on rate adequacy, line of business analysis and authority and compliance guidelines. Quarterly program reviews are conducted where variance to both profit and production of each partner agent is analyzed. We generate a series of reports that evaluate data associated with essential variables, and measures production, rate adequacy, loss analysis, adherence to guidelines, claims activity and trends. Actions are developed and implemented to address any negative variances.
Claims Control
     Claims control is a critical factor in driving company performance. We view claims control as one of our core areas of expertise. We believe that assigning integrated teams in the claims, underwriting and actuarial areas to specific customer groups produces the best results. By doing this, our claim handlers become familiar with the

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

uniqueness of customers and their businesses. This approach encourages more insightful investigations, enhanced legal defenses and more efficient claims resolution. Also, we believe that improved communications between claims, underwriting and actuarial teams enhance risk selection, timely revision of underwriting criteria and program stability.
     To improve our customer service, better manage our claims and control our costs, we have opened two claims offices, one in the Midwest operating out of Chicago, Illinois and the other in the South operating out of Irving, Texas. A third claim office is scheduled to open in the second quarter of 2009 in Florida. We expect to open additional claims offices in other regions as business volume warrants.
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
Investment Philosophy
     Our investment philosophy is based on managing underwriting risk, not investment risk. As a result, our investments are concentrated in highly liquid and highly rated fixed income securities with, on average, reasonably short durations. We do not invest in equity or preferred securities. Our portfolio of fixed maturities consists solely of investment grade bonds. We have no significant concentrations in a particular industry or issuer. Our strategy considers liability durations and provides for unforeseen cash outflow needs. During the second quarter of 2007 we stopped purchasing mortgage backed securities that were not guaranteed by the United States Government. In addition, during 2008, we significantly increased our investment in tax exempt municipal securities as a result of the fact that we are no longer in a net operating loss position.
     We use an external investment manager with significant assets under management and experience in insurance company portfolio requirements.
Competition
     We compete with a large number of U.S. and non-U.S. insurers, insurance agencies and intermediaries, and diversified financial services companies, such as Lincoln General Insurance Company, American International Group, Inc., CNA Financial Corporation, Travelers Companies, Inc., Zenith National Insurance Corp., National Interstate Corporation, RLI Corp., Zurich Financial Services, Liberty Mutual Holding Company, Inc, Navigators Insurance Co., and Swiss Re. Finally, for our California workers’ compensation business, we face competition from the State Compensation Insurance Fund.
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
Employees
     As of February 23, 2009, we had 131 fulltime employees and four part-time employees. Our future performance depends significantly on the continued service of our key personnel. Our employees are not covered by collective bargaining arrangements, and we believe our relationship with our employees is good.
Ratings
     Our financial strength is regularly reviewed by independent rating agencies, who assign a rating based upon items such as results of operations, capital resources and minimum policyholders’ surplus requirements. We currently have a secure category rating of “B+” from A.M. Best. We have entered into a fronting arrangement under which policies may be nominally written by a higher rated insurer to allow our partner agents to produce business in the public entity and non-profit organization programs. Each policy written using the fronting arrangement will increase our acquisition costs relating to that policy.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Insurance Regulation
     We develop our business through SUA Insurance Company, our wholly owned subsidiary. SUA Insurance Company is licensed to conduct insurance business in 45 states and the District of Columbia.
     General. Our operating subsidiary is subject to extensive regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverages, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most states compel participation in and regulate composition of various shared market mechanisms. States also have enacted legislation that regulates insurance holding company practices, including acquisitions, dividends, terms of affiliate transactions and other related matters. Our operating subsidiary is domiciled in Illinois.
     Insurance companies also are affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the re-pricing of coverages if permitted by applicable regulations, or the limitation or cessation of the affected business, which may be restricted by state law.
     Most states have insurance laws requiring property and casualty rate schedules, policy or coverage forms and other information to be filed with the state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use.
     Insurance companies are required to file detailed annual reports with the state insurance regulators in each state in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine each insurer’s market conduct, financial condition, adherence to statutory accounting practices, and compliance with applicable laws and insurance department rules and regulations.
     Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.
     Insurance Regulation Concerning Change or Acquisition of Control. The insurance regulatory codes in our operating subsidiary’s state of domicile contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the insurance commissioner. In general, a presumption of “control” arises from the direct or indirect ownership, control, possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company generally must file with the relevant insurance regulatory authority a statement relating to the acquisition of control containing information required by statute and regulation. A copy of such statement must be provided to the insurer. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer doing business in the state if certain conditions exist, such as market disruption or undue market concentration.
     Regulation of Dividends and Other Payments from Our Operating Subsidiary. We are a legal entity separate and distinct from our subsidiary. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, come from available dividends and other statutorily permitted payments, such as tax allocation payments, from our operating subsidiary. Our operating subsidiary is subject to various state statutory and regulatory restrictions, including regulatory restrictions imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income as determined in accordance with statutory accounting principals, or SAP, which differ from generally accepted accounting principles in the United States of America, or GAAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
     Illinois law states that no dividend or other distribution may be declared or paid at any time except out of earned surplus, rather than contributed surplus. A dividend or other distribution may not be paid if the surplus of the domestic insurer is at an amount less than that required by Illinois law for the kind or kinds of business such insurer is licensed to transact, nor when payment of a dividend or other distribution by such insurer would reduce its surplus to less than such amount. A domestic insurer, which is a member of a holding company system, must report to the insurance director, or the Director, all ordinary dividends or other distributions to stockholders within five business days following the declaration and no less than 10 business days prior to the payment thereof.
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
     If insurance regulators determine payment of a dividend or any other payment to an affiliate (such as a payment under a tax-sharing agreement or a payment for employees or other services) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company’s policyholders, the regulators may prohibit such payments.
     Statutory Surplus and Capital. In connection with the licensing of insurance companies, an insurance regulator may limit or prohibit the writing of new business by an insurance company within its jurisdiction when, in the regulator’s judgment, the insurance company is not maintaining adequate statutory surplus or capital. We do not currently anticipate any regulator would limit the amount of new business our operating subsidiary may write.
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
     Under the approved formula, an insurer’s statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator may intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels are:
•	insurer is required to submit a plan for corrective action;

•	insurer is subject to examination, analysis and specific corrective action;

•	regulators may place insurer under regulatory control; and

•	regulators are required to place insurer under regulatory control.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     Accreditation. The NAIC has instituted its Financial Regulatory Accreditation Standards Program, or FRASP, in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel and other resources to enforce these laws and regulations in order to become an “accredited” state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state.
     NAIC IRIS Ratios. In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System, or IRIS, that were designed to facilitate early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which in turn analyzes the data utilizing ratios covering 12 categories of financial data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company may become subject to increased scrutiny if it falls outside the usual ranges on four or more of the ratios.
     Investment Regulation. Our operating subsidiary is subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2008, we believe our investments complied with such laws and regulations.
     Guaranty Funds and Assigned Risk Plans. Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to fund the losses paid on behalf of insolvent insurers by the guaranty funds and generally are subject to annual assessments in the state by its guaranty fund to fund these losses. Some states also require licensed insurance companies to participate in assigned risk plans that provide coverage for automobile insurance and other lines of business for insureds that, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses that result in assessments to insurers writing the same lines on a voluntary basis.
     Credit for Reinsurance. A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is currently allowed in the following circumstances:
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
     Statutory Accounting Principles. Statutory Accounting Principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the financial condition of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     GAAP is concerned with a company’s net worth, as well as other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.
     Statutory accounting practices established by the NAIC and substantially adopted by state insurance departments will determine, among other things, the amount of our statutory surplus and statutory net income, which will affect, in part, the amount of funds our operating subsidiary has available to pay dividends to us.
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
     In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. Although TRIA originally contained a sunset provision expiring December 31, 2005, the Terrorism Risk Insurance Extension Act of 2005, or Extension Act, was enacted extending TRIA for two additional years. In 2007, President Bush signed the Terrorism Risk Insurance Program Reauthorization Act of 2007, or TRIPRA, which extends the federal terrorism insurance program for an additional seven years. These laws establish a federal assistance program to help the commercial property and casualty insurance industry cover claims related to certified acts of terrorism, regulate the terms of insurance relating to terrorism coverage and require some commercial property and casualty insurers to make available to their policyholders terrorism insurance coverage for certified acts of terrorism at the same limits and terms as is available for other coverages. Exclusions or sub-limit coverage for certified acts of terrorism may be established, but solely at the discretion of the insured.
     A certified act of terrorism is defined by TRIPRA as an act of terrorism resulting in aggregate losses greater than $100 million. An act of terrorism is a loss that is violent or dangerous to human life, property or infrastructure, resulting in damage within the United State or its territories and possessions, or outside the United States in the case of a United States flagged vessel, air carrier or mission, committed by an individual or individuals in an effort to coerce the United States civilian population or influence the policy of or affect the United States government’s conduct by coercion. We are currently unable to predict the extent to which TRIPRA may affect the demand for our products or the risks that may be available for us to consider underwriting.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Executive Officers of the Registrant
     Our executive officers are as follows:

Name	Age	Position

Courtney C. Smith	61	President, Chief Executive Officer and Chairman of the Board of Directors
Peter E. Jokiel	61	Executive Vice President, Chief Financial Officer, Treasurer and Director
Daniel A. Cacchione	60	Senior Vice President and Chief Underwriting Officer
Barry G. Cordeiro	62	Senior Vice President and Chief Information Officer
Gary J. Ferguson	65	Senior Vice President and Chief Claims Officer
Scott W. Goodreau	41	Senior Vice President, General Counsel, Administration and Corporate Relations and Secretary
Scott K. Charbonneau	49	Vice President and Chief Actuary
Daniel J. Rohan	52	Vice President and Controller
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
     Daniel A. Cacchione. Senior Vice President and Chief Underwriting Officer. Mr. Cacchione has served as a Vice President and our Chief Underwriting Officer since December 2007 and was appointed as a Senior Vice President in January of 2009. Mr. Cacchione has been a program director with SUA since the company’s inception and has been responsible for managing the underwriting relationship with Risk Transfer Holdings, Inc. and Specialty Risk Solutions, LLC. He has over 20 years of experience in the property and casualty insurance industry with particular expertise in the specialty area. From 2001 to 2003, Mr. Cacchione served as Vice President of Marketing for Kemper Insurance, Middle Markets Group and prior to that, he has also held several leadership positions at CNA Financial Corporation, most recently as a Senior Vice President in charge of its Commercial Affiliation Marketing (CAM) programs which focus on specialty business.
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
     Scott W. Goodreau. Senior Vice President, General Counsel, Administration & Corporate Relations and Secretary. Mr. Goodreau has served as a Vice President and General Counsel and has led the company’s Administration & Corporate Relations functions since the company’s inception. He was appointed as a Senior Vice

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

President in February 2007. Prior to joining the company, Mr. Goodreau worked as Vice President & General Counsel for AscendantOne, Inc., a business unit of Insurance Services Office, Inc. in the insurance technology field. Mr. Goodreau also worked as Executive Vice President and General Counsel of a real estate development company and as an associate at Cahill Gordon & Reindel in its corporate department. Mr. Goodreau received his JD from Harvard Law School and his MBA from the Kellogg School of Management of Northwestern University.
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
     We have only nine partner agents. We hope to enter into additional partner agent relationships in the future. Our ability to recruit and retain partner agents may be negatively impacted by certain aspects of our business model, including our requirement that partner agents defer and make contingent a portion of their agency commissions and purchase, or commit to purchase, shares of our Class B Shares. Our ability to add new partner agents may be limited by our level of capital. In addition, several partner agents make up a significant portion of our written premiums. A lack of premium production from any one these partner agent may adversely affect our business. Similarly, a reliance on any one partner agent to produce premium may adversely affect our business. For the year ended December 31, 2008, our partner agent Risk Transfer Holdings, Inc., or RTH, produced approximately 44.7% of our total gross written premiums. Any deterioration of our relationship with RTH or decrease in RTH’s premium production could materially adversely affect our results in future periods.
Our business is heavily concentrated in California and Florida. If our premiums are reduced in these states in the future, it could have a material adverse effect on our business.
     We currently write approximately 63.2% of our business in California and Florida. We may be unable to write in these states in the future due to regulatory prohibitions such as disapproval of policy forms and premium rates, inability to meet solvency standards or revocation of our licenses. We may also face competition that reduces our premiums in these states. A reduction in our premium volume in these states could have a material adverse effect on our business.
We face competition from companies with greater financial resources, broader product lines, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers and maintain our profitability and financial strength.
     We compete with a large number of U.S. and non-U.S. insurers, insurance agencies and intermediaries, and diversified financial services companies such as Lincoln General Insurance Company, American International Group, Inc., CNA Financial Corporation, Travelers Companies, Inc., Zenith National Insurance Corp., National Interstate Corporation, RLI Corp., Zurich Financial Services, Liberty Mutual Holding Company, Inc, Navigators Insurance Co., and Swiss Re. Other newly formed and existing insurance companies also may be preparing to enter

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

the same market segments in which we compete or raise new capital. Since we have limited operating history, our competitors have greater name and brand recognition than we have. Many of them also have greater financial strength and ratings assigned by independent ratings agencies and more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we offer.
     Our competitive position is based on many factors, including our perceived financial strength, market conditions overall and in the property and casualty insurance business, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. We choose types and lines of businesses (such as tow trucks and workers’ compensation) that do not require “A” level A.M. Best ratings or that can utilize the fronting relationships that we have established (such as public entities). As insurance capacity grows either as a result of limited loss events or new competitors entering the market, insurance companies may either begin or increase writing premiums in the specialty insurance markets thereby increasing competition for, and downward pricing pressure on, our products. We work with a limited number of partner agents, which enable us to provide them with customized approaches to their business and give them long-term (five years) exclusive arrangements. Our systems capability is designed for this type of business, which enables us to change and adapt quicker to changes in the marketplace. Since we are a relatively new company, we may not be able to compete successfully on many, or any, of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.
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
Our secure category rating of “B+” (Good) from A.M. Best may place us at a competitive disadvantage or cause us to incur additional expenses. A future downgrade in our ratings could affect our competitive position with customers, and our rating may put us at a disadvantage with higher-rated carriers.
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
     Our secure category rating of “B+” (Good) from A.M. Best is the sixth highest of 15 rating levels and indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our policyholders. The rating is not a recommendation to buy, sell or hold our securities. We cannot assure you that we will be able to maintain this rating. If we experience a ratings downgrade, we may experience a substantial loss of business as policyholders might purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.
     Certain financial institutions and banks require property owners with loans to be insured by insurers with at least an “A–” rating by A.M. Best. Certain other insureds choose to insure their own property and casualty risks only with such higher-rated insurers. Also, due to financial responsibility laws, some states and the federal government require certain regulated entities to purchase mandatory insurance from insurers holding a minimum of “A–” rating by A.M. Best. Some agents may be unwilling or unable to write certain lines of business such as property, long-tail liability lines and automobile liability with insurers that are not rated at least “A–” by A.M. Best. Although we have entered into a fronting arrangement under which policies may be nominally written by a higher rated insurer to allow our partner agents to produce business in the public entity and non-profit organization programs, there can be no assurances that this arrangement will continue to be available at a reasonable price or acceptable to independent agents, and each policy written using the fronting arrangement will increase our acquisition costs relating to that policy. If we are not able to continue this fronting arrangement, we may lose access to certain types of customers.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

privileges that are senior to those of our current common stockholders. If we cannot obtain additional adequate capital, our business, financial condition and results of operations could be adversely affected.
Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.
     Our results of operations are materially affected by conditions in the global financial markets and the economy generally. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.
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
     To limit our risk of loss, we purchase reinsurance. The availability and cost of reinsurance protection is subject to market conditions, which are beyond our control. We cannot assure you that we will be able to obtain, or in the future renew, adequate protection at cost-effective levels. For our workers’ compensation business, our reinsurers are responsible for losses between $1 million and $10 million due to any single occurrence under a policy and for losses in excess of $10 million up to $35 million for a multiple loss occurrence. For our non-workers’ compensation casualty business, we do not write policies above $1 million and therefore do not need reinsurance protection for single loss occurrences. For this business, our reinsurers are responsible between $1 million and $5 million of losses for a multiple loss occurrence.
     As a result of market conditions and other factors, we may not be able to successfully mitigate our exposure to loss by purchasing reinsurance to the extent we would desire. Further, we are subject to credit risk with respect to our reinsurance arrangements because the ceding of risk to reinsurers does not relieve us of our liability to the clients or companies we insure. Our failure to establish adequate reinsurance arrangements or the failure of our reinsurance arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
A significant amount of our invested assets may be adversely affected by market volatility and interest rate changes.
     We invest the premiums we receive from customers. Our investment portfolio consists of highly rated, liquid fixed income securities. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we classify all of our invested assets as available for sale, changes in the market value of our securities will be reflected in our consolidated balance sheet. In addition, market fluctuations will affect the value of our investment portfolio and could adversely affect our liquidity. Our investment results and, therefore, our financial condition may be impacted by changes in the financial condition of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     We are a holding company. As a result, we do not have, and do not expect to have, any significant operations or assets other than our ownership of the shares of our subsidiary. Dividends and other permitted distributions from our operating subsidiary are our primary source of funds to pay dividends, if any, to stockholders and to meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our operating subsidiary to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     For example, our operating subsidiary is subject to minimum capital and surplus requirements imposed by the laws of the jurisdictions in which it is licensed to transact an insurance business. As of December 31, 2008, the capital and surplus of our operating subsidiary was approximately $93.9 million. If our operating subsidiary does not maintain the required minimum capital and surplus of any jurisdiction in which it is licensed, it could be subject to regulatory action in such jurisdiction, including, but not limited to, the suspension or revocation of its license to transact insurance business in such jurisdiction. No jurisdiction in which our operating subsidiary is licensed has minimum capital and surplus requirements in excess of $35 million for the lines of insurance for which our operating subsidiary is licensed. Additionally, if our operating subsidiary does not maintain the required minimum capital and surplus for Illinois, its state of domicile, (which currently is $2.5 million) it could be placed into receivership in Illinois. Also, any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our operating subsidiary, which we may not be able to do.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     None.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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

	Sales Price
Period	High	Low
2008
First Quarter	$5.64	$4.11
Second Quarter	$5.61	$4.43
Third Quarter	$5.60	$4.65
Fourth Quarter	$4.75	$2.26

2007
First Quarter	$8.50	$7.12
Second Quarter	$8.32	$7.62
Third Quarter	$8.05	$6.78
Fourth Quarter	$7.17	$5.15
     As of February 26, 2009, there were approximately 1,005 beneficial owners and nine shareholders of record of our Common Stock and ten shareholders of record of our Class B Shares.
     There were no sales of unregistered securities that have not been previously reported on a Current Report on Form 8-K.
     Performance Graph. The following line graph sets forth for the period of November 23, 2004 through December 31, 2008, a comparison of the percentage change in the cumulative total stockholder return on the Company’s Common Stock compared to the cumulative total return of the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Property & Casualty Insurance Index.
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
     Repurchases of Common Stock. The company did not repurchase any of its Common Stock during the fourth quarter of 2008.
     Our equity compensation plan information is included in Item 12, which is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 6. Selected Financial Data
     The following table sets forth our selected historical financial information and that of our predecessor for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements and those of our predecessor. You should read the following selected financial information along with the information contained in our financial statements and related notes and the reports of the independent registered public accounting firm included under the heading “Item 8. Financial Statements And Supplementary Data” in PART II of this annual report. These historical results are not indicative of results to be expected for any future period.

	Specialty Underwriters’ Alliance, Inc.					Predecessor
					Nov. 23 to	Jan.1 to
	Year Ended December 31,				Dec. 31	Nov. 22
	2008	2007	2006	2005	2004	2004
	(in thousands, except for per share data)
Results of operations
Earned premiums	$143,465	$152,469	$110,891	$26,611	$-	$-
Net investment income	10,837	9,553	6,087	3,558	278	1,329
Net realized gain/(loss)	(811)	(27)	275	(4)	2
Total revenues	153,491	161,995	117,253	30,165	280	1,719
Net income (loss)	7,425	12,589	8,408	(17,996)	(8,155)	650
Net income (loss) per share
Basic	$0.48	$0.82	$0.55	$(1.22)	$(4.59)
Diluted	$0.47	$0.82	$0.55	$(1.22)	$(4.59)

	Specialty Underwriters’ Alliance, Inc.
	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands, except for per share data)
Financial condition
Investments	$263,405	$229,387	$164,058	$102,991	$97,835
Total assets	454,737	422,534	363,297	277,163	217,231
Total liabilities	318,448	291,397	249,315	176,348	98,301
Shareholders’ equity	136,289	131,137	113,982	100,815	118,930
Book value data
Book value per share	$8.62	$8.42	$7.42	$6.76	$8.09
Tangible book value per share	$7.94	$7.73	$6.72	$6.04	$7.36

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     The following tables include our loss development history of loss and loss adjustment expense reserves for business generated subsequent to our acquisition of Potomac Insurance Company of Illinois on November 23, 2004. We commenced our operations in 2005.

	Specialty Underwriters' Alliance Inc. (Successor)
	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands)
LIABILITY FOR UNPAID CLAIMS & CLAIM ADJUSTMENT EXPENSE:

Gross Liability	-	-	-	-	-	-	-	18,134	69,608	121,207	161,691
Reinsurance Recoverable	-	-	-	-	-	-	-	2,261	9,383	13,635	26,336
Net Liability	-	-	-	-	-	-	-	15,873	60,224	107,572	135,355
Discount (In Net Liability)	-	-	-	-	-	-	-	192	1,016	1,505	2,612
Net Liability (Undiscounted)	-	-	-	-	-	-	-	16,065	61,240	109,077	137,967

CUMULATIVE PAID AS OF:

One Year Later	-	-	-	-	-	-	-	5,334	17,870	35,918
Two Years Later	-	-	-	-	-	-	-	7,465	27,713
Three Years Later	-	-	-	-	-	-	-	8,688
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

RE-ESTIMATED LIABILITY AS OF:

End of Year	-	-	-	-	-	-	-	16,065	61,240	109,076	137,967
One Year Later	-	-	-	-	-	-	-	15,176	58,898	107,245
Two Years Later	-	-	-	-	-	-	-	14,441	54,145
Three Years Later	-	-	-	-	-	-	-	13,727
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

Redundancy (Def.)	-	-	-	-	-	-	-	2,338	7,095	1,831

Percentage Redundancy (Def.) Reported As Of:

One Year Later	-	-	-	-	-	-	-	6%	4%	2%
Two Years Later	-	-	-	-	-	-	-	10%	12%
Three Years Later	-	-	-	-	-	-	-	15%
Four Years Later	-	-	-	-	-	-	-
Five Years Later	-	-	-	-	-	-
Six Years Later	-	-	-	-	-
Seven Years Later	-	-	-	-
Eight Years Later	-	-	-
Nine Years Later	-	-
Ten Years Later	-

2008 Form 10-K
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

	Predecessor (Potomac)
	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	Direct Basis (in thousands)
Liability for Unpaid Claims & Claim Adjustment Expense	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592	63,529	53,262

CUMULATIVE PAID AS OF:

One Year Later	81,545	98,963	86,980	76,958	58,815	40,169	26,653	14,943	14,442	11,427
Two Years Later	128,261	163,656	170,546	134,008	98,730	66,724	41,596	29,385	25,868
Three Years Later	163,498	220,344	227,597	172,991	125,152	81,654	56,038	40,811
Four Years Later	191,357	261,115	266,579	199,328	140,077	96,096	67,465
Five Years Later	212,314	291,524	292,916	214,222	154,489	107,520
Six Years Later	224,957	311,462	307,810	228,553	165,959
Seven Years Later	236,584	323,427	322,141	239,743
Eight Years Later	243,202	335,085	314,134
Nine Years Later	249,492	345,622
Ten Years Later	256,286

RE-ESTIMATED LIABILITY AS OF:

End of Year	160,244	235,376	297,408	255,128	176,069	140,542	96,196	86,736	71,592	63,529	53,262
One Year Later	211,516	326,426	326,203	247,629	198,858	136,237	113,389	86,535	77,971	64,689
Two Years Later	272,353	359,245	320,706	270,997	194,561	153,388	113,189	92,914	79,131
Three Years Later	279,420	350,765	344,771	267,512	211,738	153,173	119,567	94,073
Four Years Later	266,482	366,736	342,982	284,706	211,459	156,561	120,727
Five Years Later	273,463	371,520	358,428	284,433	217,832	160,782
Six Years Later	273,308	384,034	358,264	290,856	219,221
Seven Years Later	282,360	382,001	363,621	292,475
Eight Years Later	276,265	387,062	366,806
Nine Years Later	278,832	394,007
Ten Years Later	291,336

Redundancy (Def.)	(131,092)	(158,631)	(69,398)	(37,347)	(43,152)	(20,240)	(24,531)	(7,337)	(7,539)	(1,160)

Percentage Redundancy (Def.) Reported As Of:

One Year Later	-32%	-39%	-10%	3%	-13%	3%	-18%	0%	-9%	-2%
Two Years Later	-70%	-53%	-8%	-6%	-11%	-9%	-18%	-7%	-11%
Three Years Later	-74%	-49%	-16%	-5%	-20%	-9%	-24%	-8%
Four Years Later	-66%	-56%	-15%	-12%	-20%	-14%	-26%
Five Years Later	-71%	-58%	-21%	-11%	-24%	-14%
Six Years Later	-71%	-63%	-20%	-14%	-25%
Seven Years Later	-76%	-62%	-22%	-15%
Eight Years Later	-72%	-64%	-23%
Nine Years Later	-74%	-67%
Ten Years Later	-82%

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We were formed on April 3, 2003 for the purpose of offering products in the specialty commercial property and casualty insurance market by using an innovative business model. Specialty insurance typically serves niche groups of insureds that require highly specialized knowledge of a business class to achieve underwriting profits. This market has traditionally been underserved by most standard commercial property and casualty insurers, due to the complex business knowledge and the investment required to achieve attractive underwriting profits. Competition in this segment is based primarily on client service, availability of insurance capacity, specialized policy forms, efficient claims handling and other value-based considerations, rather than just price.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     The net loss and loss adjustment expense ratio and the acquisition expense ratio are calculated by dividing the respective expense amounts by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by gross premiums written. Gross premiums written represents all premiums written by an insurance company during a specified period. Net premiums written is the difference between gross premiums written and premiums ceded to reinsurers. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2008, one-half of the premiums would be earned in 2008 and the other half would be earned in 2009. Premiums earned represents the earned portion of our net premiums written.
Results of Operations
     The following table summarizes our results of operations for the years ended December 31, 2008, 2007 and 2006, respectively:

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	’07 to ’08	’06 to ’07
	(in millions, except for per share data)
Gross written premiums	$146.2	$160.4	$153.2	-8.9%	4.7%
Net written premiums	137.3	149.4	142.1	-8.1%	5.1%

Earned premiums	143.5	152.5	110.9	-5.9%	37.5%
Net investment income	10.8	9.5	6.1	13.7%	55.7%
Net realized gain (loss)	(0.8)	-	0.3	*	*

Total revenues	153.5	162.0	117.3	-5.2%	38.1%

Net loss and loss adjustment expense	89.4	90.0	62.7	-0.7%	43.5%
Acquisition expenses	33.0	36.6	26.0	-9.8%	40.8%
Other operating expenses	23.1	22.6	19.9	2.2%	13.6%

Total expenses	145.5	149.2	108.6	-2.5%	37.4%

Pre-tax income	8.0	12.8	8.7	-37.5%	47.1%
Income tax expense	(0.6)	(0.2)	(0.3)	200.0%	-33.3%

Net income (loss)	$7.4	$12.6	$8.4	-41.3%	50.0%

Net income per share
Basic	$0.48	$0.82	$0.55	-41.5%	49.1%
Diluted	0.47	0.82	0.55	-42.7%	49.1%

Weighted average shares outstanding
Basic	15.6	15.4	15.2	1.3%	1.3%
Diluted	15.8	15.4	15.2	2.6%	1.3%

Key operating ratios
Net loss and loss adjustment expense ratio	62.3%	59.0%	56.5%	5.6%	4.4%
Ratio of acquisition expense to earned premiums	23.0%	24.0%	23.4%	-4.2%	2.6%
Ratio of all other expenses to gross written premiums	15.8%	14.1%	13.0%	12.1%	8.5%
               *  Not meaningful
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Net income for 2008 was $7.4 million, compared to net income of $12.6 million for 2007. Earnings per share on an undiluted basis for 2008 was $0.48 versus earnings per share of $0.82 for 2007. The decrease in our net income was due to a decrease in our pre-tax income and an increase in our taxes resulting from the full utilization of tax loss carry forwards which occurred in the second quarter of 2008. The decrease in our pre-tax income was due to several factors, most significantly, a decrease in our earned premiums, an other-than-temporary impairment

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

on certain of our investment securities resulting in a $0.8 realized loss, and an increase in our net loss and loss adjustment expense ratio, which amounts were partially offset by an increase in our investment income and decrease in our acquisition expense ratio. The decrease in earned premiums was due to several factors, most significantly, reductions in our workers’ compensation rates in Florida, increased competition and overall weak economic conditions.
     Gross written premiums were $146.2 million for the year ended December 31, 2008 compared to $160.4 million for the comparable period ended December 31, 2007. The decrease in gross written premiums is attributable to decreasing premiums in our workers’ compensation and general liability lines of business. The decrease in gross written premiums was partially offset by the addition of our eighth and ninth partner agents, First Light Program Managers, Inc. and Northern Star Management, Inc., during the third quarter of 2007 and first quarter of 2008, respectively, which both principally produce commercial automobile.
     Our written premiums are still concentrated in four of our nine partner agents, though there was continued diversification in the percentage of premiums written with the top four partner agents writing 85.8% of our business in 2008 as compared to 94.6% in 2007. We expect to see additional diversification as our relationship with these new partner agents mature. The breakdown of gross written premiums by partner agent for the years ended December 31, 2008 and 2007 was as follows:

	2008		2007
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Risk Transfer Holdings, Inc.	$65.4	44.7%	$78.6	49.0%
American Team Managers	23.4	16.0%	33.5	20.9%
AEON Insurance Group, Inc.	19.5	13.4%	25.7	16.0%
Specialty Risk Solutions, LLC	17.1	11.7%	3.1	1.9%
Appalachian Underwriters, Inc.	8.2	5.6%	13.9	8.7%
Northern Star Mnagement	5.6	3.8%	-	-
First Light Program Manager, Inc.	3.2	2.2%	-	-
Insential, Inc	1.2	0.8%	1.7	1.1%
Flying Eagle Insurance Service, Inc	0.7	0.5%	2.8	1.7%
Other	1.9	1.3%	1.1	0.7%

Total	$146.2	100.0%	$160.4	100.0%

     Our gross written premiums for the years ended December 31, 2008 and 2007 by state were as follows:

	2008		2007
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
California	$61.9	42.3%	$53.9	33.6%
Florida	30.5	20.9%	44.1	27.5%
Texas	14.7	10.1%	16.7	10.4%
Other States	39.1	26.7%	45.7	28.5%

Total	$146.2	100.0%	$160.4	100.0%

     Our premiums in 2008 remained concentrated in California, Florida and Texas. The increase in California premium resulted from an increase in commercial automobile writings, the addition of our temporary staffing program, and a significant public entity account which increase was offset by a significant reduction in our contractors program due to the economic downturn affecting the housing and construction markets. The decrease in Florida premium resulted from a rate decrease in workers’ compensation of 18.4% in 2008. An additional rate decrease of 18.6% went into effect on January 1, 2009 which should be partially offset by a 6.4% increase due to go into effect on April 1, 2009 and an expected further increase in January of 2010.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     While more diversified, our business written for the year ended December 31, 2008 was heavily weighted in workers’ compensation. Our gross written premiums by line of business for the years ended December 31, 2008 and 2007 were as follows:

	2008		2007
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Workers’ compensation	$80.1	54.8%	$92.0	57.4%
Commercial automobile	34.5	23.6%	31.9	19.9%
General liability	28.8	19.7%	32.5	20.2%
All Other	2.8	1.9%	4.0	2.5%

Total	$146.2	100.0%	$160.4	100.0%

     Our mix of business by agent, state and line of business was influenced by a large general liability account we wrote in the third quarter of 2008 in our public entity customer class which partially offset a continued reduction in our contractors program as a result of fewer construction projects being started, the rate reduction in workers’ compensation in Florida and changes in the makeup of our insured’s payrolls resulting in lower exposure bases and therefore less premium.
     Earned premiums were $143.5 million for the twelve months ended December 31, 2008 compared to $152.5 million for the comparable period in 2007.
     Net investment income was $10.8 million for 2008 versus $9.5 million for 2007. The increase in net investment income is due to an increase in our invested assets. Our investment assets increased from $229.4 million at December 31, 2007 to $263.4 million at December 31, 2008 resulting from positive operating cash flow.
     Acquisition expenses were $33.0 million for the year ended December 31, 2008, compared to acquisition expenses of $36.6 million for the year ended December 31, 2007. The decrease in our acquisition expense is the result of a decrease in premiums.
     For the year ended December 31, 2008, our net loss and loss adjustment expense ratio was 62.3%, compared to 59.0% for the comparable twelve months in 2007. This increase was driven by higher loss ratios in our workers’ compensation book of business due primarily to lower rates and certain large losses in our commercial automobile and workers’ compensation lines, partially offset by favorable prior year loss development of $1.8 million principally in our general liability lines. For the year ended December 31, 2007 we experienced favorable prior year loss development of $2.2 million.
     Our net loss and loss adjustment expense ratio by line of business for the years ended December 31, 2008 and December 31, 2007 was as follows:

	For the Year Ended
	December 31,
	2008	2007
Workers’ compensation	66.4%	54.5%
Commercial automobile	80.5%	90.9%
General liability	34.6%	43.8%
All other	37.9%	45.3%

Total	62.3%	59.0%

     For the year ended December 31, 2008, other operating expenses were $23.1 million, which consisted of salaries and benefit costs of $8.5 million, $2.5 million of professional and consulting fees, $6.6 million of depreciation and amortization, $0.5 million of stock based compensation expense and $5.0 million of other expenses. Other operating expenses were $22.6 million for the year ended December 31, 2007, which consisted of salaries and benefit costs of $7.0 million, $3.2 million of professional and consulting fees, $5.0 million of depreciation and amortization expense, $1.1 million of stock based compensation expense and $6.3 million of other expenses. We remain committed to operating efficiently and increasing staff only as our business volume requires.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

The increase in salaries and benefit costs in 2008 was offset by a decrease in professional and consulting services as we continued to bring previously outsourced services in-house.
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
     We continued to increase our number of partner agents. On October 1, 2007 we signed First Light Program Managers, Inc. as a partner agent, writing commercial general liability, commercial automobile and physical damage for selected customer classes in the trucking industry in the southeastern region. We continued to add new programs during 2007, such as temporary staffing with Risk Transfer Holdings, Inc.
     Our written premium was concentrated in four of our eight partner agents, though there was continued diversification in the percentage of premium written. Premium breakdown by partner agent was as follows:

	2007		2006
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Risk Transfer Holdings, Inc.	$78.6	49.0%	$81.4	53.1%
American Team Managers	33.5	20.9%	31.7	20.7%
AEON Insurance Group, Inc.	25.7	16.0%	21.8	14.2%
Appalachian Underwriters, Inc.	13.9	8.7%	14.5	9.5%
Specialty Risk Solutions, LLC	3.1	1.9%	2.0	1.3%
Flying Eagle Insurance Service, Inc	2.8	1.7%	-	0.0%
Insential, Inc	1.7	1.1%	1.5	1.0%
First Light Program Manager, Inc.	-	0.0%	-	0.0%
Other	1.1	0.7%	0.3	0.2%

Total	$160.4	100.0%	$153.2	100.0%

     Although more diversified in 2007 than in 2006, our premiums in 2007 remained concentrated in California, Florida and, to a lesser extent, Texas. Our gross written premiums for 2007 and 2006 by state were as follows:

	2007		2006
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
California	$53.9	33.6%	$47.4	30.9%
Florida	44.1	27.5%	58.5	38.2%
Texas	16.7	10.4%	12.4	8.1%
Other States	45.7	28.5%	34.9	22.8%

Total	$160.4	100.0%	$153.2	100.0%

2008 Form 10-K
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
	(in millions)
Workers’ compensation	$92.0	57.4%	$89.3	58.3%
General liability	32.5	20.2%	35.8	23.4%
Commercial automobile	31.9	19.9%	25.5	16.6%
All Other	4.0	2.5%	2.6	1.7%

Total	$160.4	100.0%	$153.2	100.0%

     Our workers’ compensation business was impacted by rate decreases in Florida and California. Florida approved a rate decrease recommended by the National Council for Compensation Insurance, or the NCCI, of 15.7% effective January 1, 2007. We matched the recommended rate decrease in Florida. The California Insurance Commissioner recommended a 9.5% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007.
     Earned premiums grew 37.5% to $152.5 million for 2007 compared to $110.9 million for 2006. The increase in earned premium was primarily attributable to increased premium writings in 2006, continuing into the first half of 2007.
     Net investment income was $9.5 million for 2007 versus $6.1 million for 2006. The increase in net investment income reflected a significant growth in our cash and invested assets from $164.1 million at December 31, 2006 to $229.4 million at December 31, 2007. The net investment yield for average invested assets for 2007 and 2006 was 4.6%. There were no realized gains in 2007 and $0.3 million in 2006. The increases in average invested assets primarily related to the cash flow from operations, including premium growth and favorable underwriting results.
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
     Our net loss and loss adjustment expense ratio by line of business for the years ended December 31, 2007 and December 31, 2006 was as follows:

	For the Year Ended
	December 31,
	2007	2006
Workers’ compensation	54.5%	54.6%
General liability	43.8%	46.1%
Commercial automobile	90.9%	78.0%
All other	45.3%	78.2%

Total	59.0%	56.5%

     Other operating expenses were $22.6 million for the year ended December 31, 2007, which consisted of salaries and benefit costs of $7.0 million, $3.2 million of professional and consulting fees, $5.0 million of depreciation and amortization expense, $1.1 million of stock based compensation expense and $6.3 million of other expenses. For

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
Cash Flows
     A summary of our cash flows is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash provided by (used in)
Operating activities	$46.1	$69.6	$60.3
Investing activities	(47.5)	(72.3)	(66.4)
Financing activities	0.6	1.3	3.1

Change in cash	(0.8)	(1.4)	(3.0)

     For the year ended December 31, 2008 net cash from operating activities was $46.1 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $69.6 million for the year ended December 31, 2007, which also consisted principally of premium and deposit collections exceeding losses and expenses paid out. For the year ended December 31, 2006, net cash from operating activities was $60.3 million, which also consisted principally of premium and deposit collections exceeding losses and expenses paid out. The decrease in net cash from operating activities from 2007 to 2008 is a result of the maturation of our business combined with a decrease in premium in 2008.
     Cash used for investment activities was $47.5, $72.3 and $66.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, principally representing new purchases of investments of $40.2, $63.1 and $60.6 million and additions to equipment and capitalized software of $7.3, $9.2 and $5.8 million, respectively.
     We had cash flows from financing activities of $0.6 million resulting from sales of Class B Shares to our partner agents during the year ended December 31, 2008 partially offset by our repurchase of 275,000 shares of Common Stock during the second quarter of 2008. We had cash flows from financing activities of $1.3 million from sales of Class B Shares to our partner agents during the year ended December 31, 2007. For the year ended December 31, 2006, cash flows from financing activities from sales of Class B Shares to our partner agents was $3.1 million. The decrease from 2006 to 2007 to 2008 resulted from a substantial number of our partner agents having fulfilled their contractual obligation to purchase Class B Shares during 2006 and 2007 which was partially offset by our signing a new partner agent in 2008.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

losses are reported as a separate component of accumulated other comprehensive income in stockholders’ equity.
     The aggregate fair market value of our fixed maturity investments at December 31, 2008 was $216.7 million, compared to amortized cost of $220.7 million. The aggregate fair market value of our fixed maturity investments at December 31, 2007 was $177.7 million compared to amortized cost of $176.6 million. During 2008 we increased our investment in municipal bonds to $54.9 million from $4.3 million, at fair value, due to their favorable tax treatment. The average duration of our fixed maturity investments at December 31, 2008 was approximately 3.66 years.
     During the third quarter of 2008, certain of our available-for-sale securities with a fair value of $0.9 million and a book value of $1.7 million experienced an other-than-temporary impairment of $0.8 million. For information about our methodology for determining whether a security has experienced impairment see the discussion under the heading “Item 8. Financial Statements - Note 2 — Summary of significant Accounting Policies” in PART II of this annual report.
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
     Liquidity. SUA generates liquidity primarily by collecting and investing earned premiums in advance of paying claims. We believe that SUA maintains sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. The principal sources of liquidity are existing cash and short-term investments. Cash and short-term investments were $46.9 million at December 31, 2008, compared to $52.6 million at December 31, 2007.
     The liquidity requirements of SUA relate primarily to the liabilities associated with its products and its operating costs. Historically, cash flows from earned premiums and investment income have provided sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change from our historical patterns, for example, as a result of a decrease in earned premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity, possibly at a loss. SUA generally holds a significant amount of highly liquid, short-term investments to meet its liquidity needs. Funds received in excess of SUA’s liquidity requirements are generally invested in additional marketable securities. The ability of our operating subsidiary to pay dividends or make other distributions to stockholders is subject to statutory and regulatory restrictions under Illinois law, including restrictions imposed as a matter of administrative policy, which are applicable generally to any insurance company in its state of domicile that limit such payments or distributions without prior approval by regulatory authorities. For information regarding restrictions on the payment of dividends by SUA, see the discussion under the heading "Item 1. Business - Insurance Regulation” in PART I of this annual report.
     Capital Requirements of SUA Insurance Company. While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss adjustment expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection from adequately rated reinsurers on acceptable terms. SUA is required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We have capitalized our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Our current level of capital is sufficient, but may need to be augmented to further expand our business strategy or to deal with significantly poorer than expected results.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Off Balance Sheet Arrangements
     None.
Contractual Obligations
     The following table of contractual obligations includes information with respect to our known contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating Lease Obligations	$8,039	$632	$1,324	$1,404	$4,679

Sub Total	$8,039	$632	$1,324	$1,404	$4,679
Loss & Loss Adjustment Expense Reserves — SUA Insurance Company	161,691	44,312	51,630	21,569	44,180
Loss & Loss Adjustment Expense Reserves — Potomac Insurance Company of Illinois(1)	53,262	14,324	20,632	11,319	6,987

Total Loss & Loss Adjustment Expense Reserves	$214,953	$58,636	$72,262	$32,888	$51,167

Total Contractual Obligations	$222,992	$59,268	$73,586	$34,292	$55,846

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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Management believes that the following critical accounting policies affect our more significant estimates used in the preparation of our financial statements.
     Earned and Unearned Insurance Premiums. Premiums are recognized as revenue over the coverage period of policies written on a daily pro rata basis. Certain policies are subject to adjustment based on changes in exposure units over the period of coverage, such as payroll increases/decreases and changes in risk classifications and therefore the direct written premiums are estimated during the policies term until final audit of the policy occurs. Unearned insurance premiums represent the portion of premiums written relating to the remaining term of each policy.
     Acquisition Expenses. We establish an asset for certain acquisition expenses such as up-front commissions, premium taxes and other variable costs incurred in connection with writing our lines of business. These acquisition expenses are deferred and amortized over the period of coverage of the policies written which is 12 months. Acquisition expenses that do not vary with premium production are expensed immediately. We assess the recoverability of deferred acquisition expenses which are limited to the estimated amounts recoverable from future income after providing for losses and expenses included in future income that are expected to be incurred, based upon historical and current experience. If such costs are estimated to be unrecoverable, they will be expensed. Judgments as to ultimate recoverability of such deferred acquisition expenses is highly dependent on future estimates of loss costs associated with unearned premium. The process of establishing loss reserves is complex and judgmental, as it must take into consideration many variables that are subject to the outcome of future events. There have been no historical changes in the recoverability of our deferred acquisition expenses. We do not believe that any reasonably likely change in our loss development will affect the recoverability of acquisition expenses. See the subheading “Losses, Claims and Settlement Expenses” below.
     At December 31, 2008, acquisition expenses were fully recoverable.
     Losses, Claims and Settlement Expenses. Our most significant estimates relate to our reserves for property and casualty losses and loss adjustment expenses. We establish reserves for the estimated total unpaid cost of losses and loss adjustment expenses for events that have already occurred. These reserves reflect our best estimates of the total cost of claims that were reported to us, but not yet paid, referred to as case reserves, and the cost of claims “incurred but not yet reported” to us, referred to as IBNR Reserves.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

     Loss and LAE reserves, by line of business at December 31, 2008 and 2007 for our insurance operations were as follows:

	December 31, 2008			December 31, 2007
	Case	IBNR	Total	Case	IBNR	Total
	(in thousands)
Gross Reserves
Workers’ compensation	$46,148	$50,065	$96,213	$25,049	$44,797	$69,846
General liability	8,369	25,950	34,319	6,054	20,318	26,372
Commercial automobile liability	16,259	11,983	28,242	11,459	12,233	23,692
Other	1,521	1,396	2,917	676	621	1,297

SUA Insurance Company (SUA)	72,297	89,394	161,691	43,238	77,969	121,207
Potomac Insurance Company of Illinois(1)	37,164	16,098	53,262	48,187	15,342	63,529

Total gross loss and loss adjustment expense reserves	109,461	105,492	214,953	91,425	93,311	184,736

Ceded Reserves
SUA ceded reinsurance recoverables	12,163	14,173	26,336	417	13,218	13,635
Potomac Insurance Company of Illinois(1)	37,164	16,098	53,262	48,187	15,342	63,529

Total ceded loss and loss adjustment expense reserves	49,327	30,271	79,598	48,604	28,560	77,164

Total net loss and loss adjustment expense reserves	$60,134	$75,221	$135,355	$42,821	$64,751	$107,572

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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     Reserving Methodologies. Instead of any single method, we use a combination of various actuarial and analytical methods to estimate the amount of reserves for each line of business on the basis of historical, statistical and industry information. The primary methods that we utilize to determine our ultimate losses and loss adjustment expenses include:
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     The following table shows for SUA the recorded reserves and the high and low ends of the range of reasonable loss and LAE reserve estimates at December 31, 2008.

	Net Reserves
	Low	Carried	High
	(in thousands)
Range of Estimates	124,326		150,214

Reserves		135,355
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
     For additional information about our accounting practices and policies see the discussion under the heading “Item 8. Financial Statements - Note 2 — Summary of significant Accounting Policies” in PART II of this annual report.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active. The Company adopted FSP FAS 157-3 on issuance, applicable to the third quarter 2008 financial statements. The adoption of this standard did not have any material impact on the Company’s financial statements.
     In January 2009, the FASB issued FASB Staff Position No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which is effective for interim and annual ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-2“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in the fourth quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity portfolio as of December 31, 2008:

			Estimated Fair
		Assumed Change in	Value After	Increase
	Fair Value at	Relevant	Change in	(Decrease) in
	12/31/08	Interest Rate	Interest Rate	Carrying Value
	(in thousands)
Total Investments	$263,405	100 bp decrease	$272,910	$9,505
		50 bp decrease	268,158	4,753
		50 bp increase	258,701	(4,704)
		100 bp increase	254,078	(9,327)
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
     The portfolio of fixed maturities consisted solely of high quality bonds at December 31, 2008. The following table summarizes bond ratings at market or fair value:

	As of December 31, 2008
	Fair Value	Percent of
Bond Ratings	Amount	Portfolio
	(in thousands)
AAA rated and U.S. Government and affiliated agency securities	$156,817	59.5%
AA rated	47,163	17.9%
A rated	54,808	20.8%
BBB Rated	4,617	1.8%

Total	$263,405	100.0%

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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
     Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, these internal controls.
     Management’s Report on Internal Control Over Financial Reporting. Our management, under the supervision of our principal executive officer and principal financial officer, is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in SEC Rules 13a-15(f) and 15d-15(f). Management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our principal executive officer and principal financial officer, has concluded that the design and operation of our internal controls over financial reporting are effective as of December 31, 2008.
     The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.
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
Item 9b. Other Information
Item 1.01 Entry into a Material Definitive Agreement.
DIRECTOR INDEMNIFICATION AGREEMENTS
     On March 3, 2009, the Company entered in individual indemnification agreements (the “Indemnification Agreements”) with each person currently serving as a director of the Company (each an “Indemnitee”). The purpose of the Indemnification Agreements is to provide each Indemnitee with a contractual right to indemnification in addition to the indemnification rights included in the Company’s amended and restated certificate of incorporation and amended and restated by-laws.
     Each Indemnification Agreement provides, among other things, that the Indemnitee is indemnified against expenses, judgments and other losses resulting from being a party to, or otherwise participating in, any proceeding by virtue of having served as a director, officer, employee, agent or fiduciary of the Company or of any affiliate of the Company. For proceedings brought by or on behalf of the Company, indemnification is limited to expenses incurred by the Indemnitee. The Company will advance expenses incurred by an Indemnitee in defending against such proceedings.
     The foregoing description is qualified in its entirety by reference to the form of Indemnification Agreement, which is filed as Exhibit 10.52 to this Annual Report on Form 10-K.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
2009 OFFICER BONUS PROGRAM
     On March 3, 2008, the Company adopted its 2009 officer bonus program (the “Bonus Program”). All of our named executive officers, including our principal executive officer and our principal financial officer, are eligible to receive cash bonuses under the Bonus Program.
     The Bonus Program is intended to reward a covered employee for his contribution to the overall success of the Company. The Bonus Program has two components:
     (1) Individual performance goals are established for each of the officers as follows: (A) for the Chief Executive Officer (the “CEO”), by the Compensation Committee of the Board of Directors (the “Compensation Committee”); and (B) for the Executive Vice President (the “EVP”), the Senior Vice Presidents (each an “SVP”) and the Vice Presidents (each a “VP”), by the Compensation Committee with input from the Chief Executive Officer.
     Each officer is eligible for a discretionary cash bonus related to individual performance of up to a specific percentage of his base salary. The CEO, EVP and each SVP is eligible for a discretionary cash bonus of up to 25% of his base salary relating to individual performance and each VP is eligible for a discretionary cash bonus of up to 20% of his base salary relating to individual performance. Each discretionary cash bonus relates to individual performance and is based on an evaluation of the achievement or lack of achievement of such individual’s performance goals and of such officer’s overall contribution to the success of the Company during 2009. The Company’s financial results for 2009 will be considered by the Compensation Committee when bonus determinations are made under the Bonus Program.
     (2) The Compensation Committee has determined that the most significant portion of the Bonus Program should be dependent upon the results of operations of the Company during 2009, as measured by the Company’s after-tax return on equity (“ROE”) for that year. ROE is one of the most common and accepted measurements used by investors in assessing the efficacy of their investments and the effectiveness of deployed capital. For 2009, the Company’s ROE will be calculated by dividing the after-tax net income earned by the Company in 2009 by its beginning equity of approximately $136 million at January 1, 2009.
     Each officer is eligible for a discretionary cash bonus related to Company performance of up to a specific percentage of his base salary that is tied to specified levels of ROE for the Company for fiscal year 2009. The CEO, EVP and the SVP is eligible for a discretionary cash bonus of up to 75% of his base salary relating to Company performance and each VP is eligible for a discretionary cash bonus of up to 55% of his base salary relating to Company performance.
     Although the Bonus Program has set parameters, the determination to pay any person a bonus under the Bonus Program, the size of any bonus and the criteria, including individual performance goals, used in making such determination is entirely at the discretion of the Compensation Committee.
     A description of the 2009 Officer Bonus Program is filed as Exhibit 10.50 to this Annual Report on Form 10-K and is incorporated herein by reference.
AMENDMENT TO CHANGE OF CONTROL AGREEMENT
     Daniel A. Cacchione (the “Employee”) received a promotion from Vice President to Senior Vice President January 1, 2009. Since the Company has different terms for its change in control agreements with its Senior Vice Presidents than it does with its Vice Presidents, on March 3, 2009, the Company entered into the First Amendment to the Change in Control Agreement (the “Amendment”) to amend the Change in Control Agreement (“Agreement”) entered into by the parties on April 7, 2008. The material terms of the Amendment are as follows:
     The Amendment replaces Section (A)(i) of the Agreement with the following text: “The Company shall pay to the Employee an amount equal to the sum of (a) two times the Employee’s annual base salary and (b) any unreimbursed business expenses or other amounts due to the Employee from the Company as of the Employee’s date of termination”.
     A copy of the Amendment is filed as Exhibit 10.51 to this Annual Report on Form 10-K and is incorporated herein by reference.
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

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
3.1
Amended and Restated Certificate of Incorporation dated May 19, 2005 (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance. Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on May 31, 2005 (File No. 333-124263))

3.2
Amended and Restated Bylaws dated August 5, 2008 (Incorporated by reference to Exhibit 3.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008, filed on August 8, 2008

10.1 +
2004 Stock Option Plan of Specialty Underwrites’ Alliance, Inc. (as Amended and Restated as of November 11, 2004) (Incorporated by reference to Exhibit 10.1.5, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 6 to the Registration Statement on Form S-1/A filed on November 12, 2004 (File No. 333-117722))

10.2
Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 18, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.15, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

10.3
Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 1, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.17, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

10.4
Side letter, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.25, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

10.5
Securities Purchase Agreement, dated September 30, 2004, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.1.26, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

10.6
Side letter, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.27, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Exhibit
Number		Description

10.7
Securities Purchase Agreement, dated August 16, 2004, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.28, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1/A filed on October 20, 2004 (File No. 333-117722))

10.8
Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.32, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))

10.9
Side Letter, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. Amendment No. 5 to the (Incorporated by reference to Exhibit 10.1.34, filed with Specialty Underwriters’ Alliance, Inc.’s Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))

10.10
Securities Purchase Agreement, dated November 3, 2004, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.1.35, filed with Specialty Underwriters’ Alliance, Inc.’s Amendment No. 5 to the Registration Statement on Form S-1/A filed on November 10, 2004 (File No. 333-117722))

10.11
Lease Agreement, dated February 7, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property LLC (Incorporated by reference to Exhibit 10.1.40, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

10.12
Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated January 17, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.41, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

10.13
First Amendment to Lease, dated May 5, 2005, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property, LLC (Incorporated by reference to Exhibit 10.24, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.14
Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 11, 2004, between the Registrant and Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 10.1.42, filed with Specialty Underwriters’ Alliance. Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on May 31, 2005 (File No. 333-124263))

10.15
Securities Purchase Agreement, dated May 11, 2005, between the Registrant and Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 10.1.43, filed with Specialty Underwriters’ Alliance. Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A filed on May 31, 2005 (File No. 333-124263))

10.16
Amended and Restated Securities Purchase Agreement, dated June 10, 2005, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.26, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.17
Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 30, 2005, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 10.27, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.18
Amended and Restated Securities Purchase Agreement, dated September 8, 2005, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.28, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.19	*	First Amendment to the Securities Purchase Agreement, dated September 13, 2005, between Registrant and Specialty Risk Solutions, LLC
10.20
Amended and Restated Securities Purchase Agreement, dated September 28, 2005, between the Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 10.29, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.21	*	Second Amendment to the Securities Purchase Agreement, dated September 30, 2005, between Registrant and Specialty Risk Solutions, LLC
10.22
Third Amendment to the Securities Purchase Agreement, dated October 21, 2005, between Registrant and Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 10.1.47, filed with Post-Effective Amendment No. 2 to Registration Statement on Form S-3 filed on December 15, 2005 (File No. 333-124263))

10.23
Amendment No. 2 to Specialty Underwrites’ Alliance, Inc. Partner Agent Program Agreement, dated March 20, 2006, between Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1.1, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 1st Quarter ended March 31, 2006 filed on May 9, 2006)

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Exhibit
Number		Description

10.24
Second Amendment to Lease, dated April 24, 2006, between SUA Insurance Company, the wholly owned operating subsidiary of the Registrant, and 222 South Riverside Property, LLC (Incorporated by reference to Exhibit 10.31, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 7, 2008)

10.25
Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 10, 2006, between the Registrant and AEON Insurance Group, Inc (Incorporated by reference to Exhibit 99.2, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2006 filed on August 4, 2006)

10.26
Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 12, 2006, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 99.3, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2006 filed on August 4, 2006)

10.27
Amendment No. 1 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement – Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 99.2 with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)

10.28
First Amendment to the Amended and Restated Securities Purchase Agreement, dated July 16, 2006, between Registrant and AEON Insurance Group, Inc. (Incorporated by reference to Exhibit 99.3, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)

10.29
Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated July 18, 2006, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 99.4, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)

10.30
First Amendment to the Amended and Restated Securities Purchase Agreement, dated September 21, 2006, between the Registrant and Risk Transfer Holdings, Inc. (Incorporated by reference to Exhibit 99.7, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)

10.31
First Amendment to the Amended and Restated Securities Purchase Agreement, dated September 25, 2006, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 99.8, filed with Specialty Underwriters’ Alliance. Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2006 filed on November 6, 2006)

10.32	+
2007 Stock Incentive Plan of Specialty Underwriters’ Alliance, Inc., dated March 31, 2007 (Incorporated by reference to Appendix A, filed with Specialty Underwriters’ Alliance, Inc.’s Definitive Proxy Statement on Form DEF 14A for the year ended December 31, 2006 filed on April 2, 2007)

10.33
Fourth Amendment to the Securities Purchase Agreement, dated June 18, 2007, between Registrant and Specialty Risk Solutions, LLC (Incorporated by reference to Exhibit 10.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2007 filed on August 6, 2007)

10.34
Amendment No. 4 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated October 29, 2007, between the Registrant and American Team Managers (Incorporated by reference to Exhibit 10.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

10.35	+
Form of Restricted Stock Agreement for Directors under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

10.36	+
Form of Restricted Stock Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

10.37	+
Form of Option Agreement — Non-Qualified Stock Option under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

10.38	+
Form of Option Agreement — Incentive Stock Option under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 2007 filed on November 2, 2007)

10.39	+
Form of Deferred Stock Award Agreement for Employees under the 2007 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 1ST Quarter ended March 31, 2008 filed on May 9, 2008)

10.40	+
Employment Agreement, dated April 7, 2008 between the Registrant and Courtney C. Smith (Incorporated by reference to Exhibit 10.1, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Exhibit
Number		Description

10.41	+
Employment Agreement, dated April 7, 2008 between the Registrant and Peter E. Jokiel (Incorporated by reference to Exhibit 10.2, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.42	+
Employment Agreement, dated April 7, 2008 between the Registrant and Gary J. Ferguson (Incorporated by reference to Exhibit 10.3, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.43	+
Change of Control Agreement, dated April 7, 2008 between the Registrant and Barry G. Cordeiro (Incorporated by reference to Exhibit 10.4, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.44	+
Change of Control Agreement, dated April 7, 2008 between the Registrant and Scott W. Goodreau (Incorporated by reference to Exhibit 10.5, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.45	+
Change of Control Agreement, dated April 7, 2008 between the Registrant and Scott K. Charbonneau (Incorporated by reference to Exhibit 10.6, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.46	+
Change of Control Agreement, dated April 7, 2008 between the Registrant and Daniel A. Cacchione (Incorporated by reference to Exhibit 10.7, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.47	+
Change of Control Agreement, dated April 7, 2008 between the Registrant and Daniel J. Rohan (Incorporated by reference to Exhibit 10.8, filed with Specialty Underwriters’ Alliance, Inc.’s Quarterly Report on Form 10-Q for the 2nd Quarter ended June 30, 2008 filed on August 8, 2008)

10.48	*	Amendment No. 5 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated April 10, 2008, between the Registrant and American Team Managers
10.49	*	Amendment No. 6 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated October 15, 2008, between the Registrant and American Team Managers
10.50	*+	Description of 2009 Officer Bonus Program for the Registrant
10.51	*+	First Amendment to the Change in Control Agreement dated March 3, 2009 between the Registrant and Daniel A. Cacchione
10.52	*	Form of Indemnification Agreement between the Registrant and each of its Directors
14.1
Code of Ethics of Specialty Underwriters’ Alliance, Inc. (Incorporated by reference to Exhibit 14.1 with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

21.1
Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1, filed with Specialty Underwriters’ Alliance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005)

23.1	*	Consent of PricewaterhouseCoopers LLP with respect to Registrant.
31.1	*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Courtney C. Smith , Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Index To Audited Consolidated Financial Statements And Schedules

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets of Specialty Underwriters’ Alliance, Inc. as of December 31, 2008 and December 31, 2007	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) of Specialty Underwriters’ Alliance, Inc. for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-4
Consolidated Statement of Stockholders’ Equity of Specialty Underwriters’ Alliance, Inc. as of December 31, 2008 and December 31, 2007	F-5
Consolidated Statements of Cash Flows for Specialty Underwriters’ Alliance, Inc. for the years ended December 31, 2008, December 31, 2007, and December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules
Schedule I — Specialty Underwriters’ Alliance, Inc. — Summary of Investments Other Than Investments in Related Parties as of December 31, 2008	F-21
Schedule II — Specialty Underwriters’ Alliance, Inc. — Condensed Financial Information of Registrant as of December 31, 2008 and December 31, 2007 or for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, as appropriate
F-22
Schedule III — Specialty Underwriters’ Alliance, Inc. — Supplementary Insurance Information for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-25
Schedule IV — Specialty Underwriters’ Alliance, Inc. — Reinsurance for the years ended December 31, 2008, December 31, 2007, and December 31, 2006	F-26
Schedule V — Specialty Underwriters’ Alliance, Inc. — Valuation and Qualifying Accounts of Registrant for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-27
Schedule VI — SUA Insurance Company — Supplemental Information Concerning Property and Casualty Insurance Operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	F-28

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Specialty Underwriters’ Alliance, Inc.:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Specialty Underwriters’ Alliance, Inc. and its subsidiary at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 6, 2009

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Balance Sheets of
Specialty Underwriters’ Alliance, Inc.
As of December 31, 2008 and 2007

	2008	2007
	(in thousands)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $220,744 and $176,592)	$216,708	$177,735
Short-term investments, at amortized cost (which approximates fair value)	46,697	51,652

Total investments	$263,405	$229,387
Cash	208	968
Insurance premiums receivable	60,715	68,887
Reinsurance recoverable on unpaid loss and loss adjustment expenses	79,598	77,204
Prepaid reinsurance premiums	309	631
Investment income accrued	2,467	1,909
Equipment and capitalized software at cost (less accumulated depreciation of $15,486 and $8,927)	13,562	12,796
Intangible assets	10,745	10,745
Deferred acquisition costs	18,156	17,495
Deferred tax asset	3,146	-
Other assets	2,426	2,512

Total assets	$454,737	$422,534

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES
Loss and loss adjustment expense reserves	$214,953	$184,736
Unearned insurance premiums	80,600	86,741
Insured deposit funds	15,806	12,515
Accounts payable and other liabilities	7,089	7,405

Total liabilities	$318,448	$291,397

Commitments (Note 9)

STOCKHOLDERS’ EQUITY
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued 14,712,355 and 14,697,355 and outstanding 14,437,355 and 14,697,355 shares	$147	$147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 1,368,562 and 869,738 shares	14	9
Paid-in capital — Common Stock	129,926	129,431
Paid-in capital — Class B Common Stock	8,077	6,139
Accumulated earnings (deficit)	1,693	(5,732)
Treasury stock	(1,347)	-
Accumulated other comprehensive income (loss)	(2,221)	1,143

Total stockholders’ equity	$136,289	$131,137

Total liabilities and stockholders’ equity	$454,737	$422,534

The accompanying notes are an integral part of these financial statements.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statements of Operations and Comprehensive Income of
Specialty Underwriters’ Alliance, Inc.
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands, except earnings per share)
REVENUE
Earned insurance premiums	$143,465	$152,469	$110,891
Net investment income	10,837	9,553	6,087
Net realized gain (losses)	(811)	(27)	275

Total revenue	$153,491	$161,995	$117,253

EXPENSES
Loss and loss adjustment expenses	$89,385	$89,990	$62,682
Acquisition expenses	32,990	36,601	26,032
Other operating expenses	23,132	22,568	19,884

Total expenses	$145,507	$149,159	$108,598

Pretax income	7,984	12,836	8,655
Federal income tax expense	(559)	(247)	(247)

Net income	$7,425	$12,589	$8,408
Net change in unrealized gains and losses for investments held, after tax	(3,364)	2,204	570

Comprehensive income	$4,061	$14,793	$8,978

Earnings per share available to common stockholders (in dollars)
Basic	$0.48	$0.82	$0.55
Diluted	$0.47	$0.82	$0.55
Weighted Average shares outstanding
Basic	15,608	15,431	15,211
Diluted	15,776	15,431	15,211
The accompanying notes are an integral part of these financial statements.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statement of Stockholders’ Equity of
Specialty Underwriters’ Alliance, Inc.
As of December 31, 2008 and 2007

							Acum.
	Common	Paid-in	Common	Paid-in	Retained		Other	Total
	Stock Class	Capital Class	Stock Class	Capital	Earnings	Treasury	Comp.	Stockholders’
	A	A	B	Class B	(Deficit)	Stock	Income	Equity
	(in thousands)
Balance at 12/31/06	$147	$128,372	$7	$4,838	$(18,321)	$-	$(1,061)	$113,982
Net income	-	-	-	-	12,589	-	-	12,589
Net change in unrealized investment gains, net of tax	-	-	-	-	-	-	2,204	2,204
Stock issuance	-	123	2	1,301	-	-	-	1,426
Stock based compensation	-	936	-	-	-	-	-	936

Balance at 12/31/07	$147	$129,431	$9	$6,139	$(5,732)	$-	$1,143	$131,137

Net Income	-	-	-	-	7,425	-	-	7,425
Net change in unrealized investment gains, net of tax	-	-	-	-	-	-	(3,364)	(3,364)
Stock issuance	-	67	5	1,938	-	-	-	2,010
Treasury stock purchases	-	-	-	-	-	(1,347)	-	(1,347)
Stock based compensation	-	428	-	-	-	-	-	428

Balance at 12/31/08	$147	$129,926	$14	$8,077	$1,693	$(1,347)	$(2,221)	$136,289

The accompanying notes are an integral part of these financial statements.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Consolidated Statements of Cash Flows of
Specialty Underwriters’ Alliance, Inc.
For the Years Ended 2008, 2007 and 2006

	2008	2007	2006
	(in thousands)
Cash Flows From Operations
Net income	$7,425	$12,589	$8,408

Change in deferred taxes	(1,344)	(77)	90
Net realized (gains) losses	811	27	(275)
Amortization of bond premium (discount)	116	(5)	342
Depreciation	6,559	5,012	2,577
Net change in:

Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	(2,394)	3,772	8,021
Loss and loss adjustment expense reserves	30,217	43,536	36,330
Insurance premiums receivable	8,172	(577)	(23,442)
Unearned insurance premiums	(6,141)	(3,063)	31,209
Deferred acquisition costs	(661)	2,381	(8,597)
Prepaid reinsurance premiums	322	2,946	(85)
Insured deposit funds	3,291	2,149	3,207
Other, net	(277)	912	2,526

Total adjustments	38,671	57,013	51,903

Net cash flows provided by (used for) operations	46,096	69,602	60,311

Cash flows from investing activities
Net decrease (increase) in short-term investments	4,955	(32,114)	(10,676)
Sales of fixed maturity investments	6,108	9,938	7,174
Redemptions, calls and maturities of fixed maturity investments	19,990	10,003	9,502
Purchases of fixed maturity investments	(71,180)	(50,974)	(66,575)
Purchase of equipment and capitalized software	(7,325)	(9,165)	(5,778)

Net cash flows used for investing activities	(47,452)	(72,312)	(66,353)

Cash flows from financing activities
Issuance of common stock	1,943	1,303	3,088
Treasury stock purchases	(1,347)	-	-

Net cash provided by financing activities	596	1,303	3,088

Net decrease in cash during the period	(760)	(1,407)	(2,954)

Cash at beginning of the period	968	2,375	5,329

Cash at end of the period	$208	$968	$2,375

The accompanying notes are an integral part of these financial statements.

2008 Form 10-K
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
     On November 23, 2004, Specialty Underwriters’ Alliance, Inc., or the Company, successfully completed an initial public offering, or the IPO, which generated net proceeds of $119,789. On December 22, 2004 the Company received proceeds of $3,728 from the underwriter’s exercise of the over allotment option. Concurrent with the initial public offering the Company purchased Potomac for $21,997 which was equivalent to Potomac’s statutory basis capital and surplus as of the closing date plus $10,745. On the same date, the Illinois Department of Insurance approved an amendment to Potomac’s charter to change its name to SUA Insurance Company.
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
     All fixed maturity investment securities are classified upon acquisition as available-for-sale. As such, they are reported at estimated fair value. The Company uses an independent pricing service to determine the fair value of substantially all of the investment assets. For more information about the pricing of the investment securities please see “Note 5 – Investments” in Notes to the Consolidated Financial Statements. Short term securities are valued at amortized cost.
     The Company monitors the difference between its cost basis and the fair value of its investments to determine, when the fair value is below cost, if this difference is other than a temporary impairment. Factors considered in evaluating whether a decline in value is other than temporary include: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, the Company’s structured securities are subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and are monitored for significant adverse changes in cash flow projections. If there are material adverse changes in cash flows, the amount of accretive yield is prospectively adjusted and an other-than-temporary impairment loss is recognized.
     Other than temporary impairment charges on investments are recorded based on the fair value of the investments at the balance sheet date, and are included in net realized gains and losses. The unrealized appreciation or depreciation of available-for-sale investments carried at fair value are excluded from net income and credited or charged directly to accumulated other comprehensive income, a separate component of stockholders’ equity. The change in unrealized appreciation or depreciation is reported as a component of other comprehensive income.
     Investment income is recorded when earned. Realized investment gains and losses are recognized using specific identification of the security sold.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
Equipment and Capitalized Software
     Equipment consists of office furniture and equipment and is depreciated over three to five years. Capitalized software costs are purchased computer software or external consulting development costs and are depreciated over three to five years.
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

2008 Form 10-K
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
Equity Compensation
     Stock options granted subsequent to the adoption of FAS No. 123 (revised 2004), “Share-Based Payment,” or FAS 123R, are valued using the fair value method and expensed over the vesting period. Under FAS 123R, the Company has opted to use the binomial lattice option pricing model to determine fair value. Restricted stock awards granted subsequent to the adoption of 123R are valued using the measurement and recognition provisions of FAS 123R. Accordingly, the fair value of the restricted stock award is measured on the date of grant and recognized in earnings over the requisite service period for each separately vesting portion of the award.
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
     In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active. The Company adopted FSP FAS 157-3 on issuance, applicable to the third quarter 2008 financial statements. The adoption of this standard did not have any material impact on the Company’s financial statements.
     In January 2009, the FASB issued FASB Staff Position No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20 to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in the fourth quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.
Note 3 — Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     The following table shows the computation of the Company’s earnings per share:

	Year Ended December 31,
	2008	2007	2006
Numerator for earnings per share
Net income	$7,425	$12,589	$8,408

Denominator for earnings per share
Weighted average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	15,751	15,431	15,211
Common stock in treasury	143	-	-

Weighted average shares outstanding — basic	15,608	15,431	15,211
Effect of dilutive securities[1] Stock awards	168	-	-

Weighted average shares outstanding — diluted	15,776	15,431	15,211

Earnings per share
Basic	$0.48	$0.82	$0.55
Diluted	$0.47	$0.82	$0.55

[1]	Outstanding options of 718, 732 and 742 as of December 31, 2008, 2007 and 2006, respectively, have been excluded from the diluted earnings per share calculation for the year ended December 31, 2008, 2007 and 2006, as they were anti-dilutive.
Note 4 — Concentration of Premium
     Concentration of premium by partner agent for 2008, 2007 and 2006 was as follows:

	Percentage of Gross Written Premium
	Year Ended December 31,
	2008	2007	2006
Risk Transfer Holdings, Inc.	44.7%	49.0%	53.1%
American Team Managers	16.0%	20.9%	20.7%
AEON Insurance Group, Inc.	13.4%	16.0%	14.2%
Specialty Risk Solutions, LLC	11.7%	1.9%	1.3%
Appalachian Underwriters, Inc.	5.6%	8.7%	9.5%
Northern Star Management, Inc.	3.8%	n/a	n/a
Flying Eagle Insurance Service, Inc	2.2%	1.7%	n/a
Insential, Inc	0.8%	1.1%	1.0%
First Light Program Manager, Inc.	0.5%	n/a	n/a
Other	1.3%	0.7%	0.2%

Total	100.0%	100.0%	100.0%

     Concentration of premium by state for 2008, 2007 and 2006 was as follows:

	Percentage of Gross Written Premium
	Year Ended December 31,
	2008	2007	2006
California	42.3%	33.6%	30.9%
Florida	20.9%	27.5%	38.2%
Texas	10.1%	10.4%	8.1%
Other states	26.7%	28.5%	22.8%

Total	100.0%	100.0%	100.0%

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     Concentration of premium by line of business for 2008, 2007 and 2006 was as follows:

	Percentage of Gross Written Premium
	Year Ended December 31,
	2008	2007	2006
Workers’ compensation	54.8%	57.4%	58.3%
Commercial automobile	23.6%	19.9%	16.6%
General liability	19.7%	20.2%	23.4%
All other	1.9%	2.5%	1.7%

Total	100.0%	100.0%	100.0%

Note 5 — Investments
     SFAS No. 157 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value.
     As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Category	12/31/08	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$10,903	$-	$10,903	$-
U.S. Government Agency	37,227		37,227
Municipal	54,934		54,934
Corporate Fixed Maturity	55,536		55,536
Agency Mortgage Backed	40,439		40,439
Non-Agency Mortgage Backed	5,164			5,164
Commercial Mortgage Backed	9,889		8,676	1,213
Asset Backed	2,616		204	2,412

Total Fixed Maturity Investments	$216,708	$-	$207,919	$8,789

     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the year ended December 31, 2008:

Year Ended
12/31/2008
Level 3 investments as of beginning of period	$-
Transfers into (out of) level 3 (at beginning period value)	16,224
Purchases, sales, issuances, and settlements (net)	(1,386)
Total gains or losses (realized/unrealized):
Included in earnings	(849)
Included in comprehensive income	(5,200)

Level 3 investments as of December 31, 2008	$8,789

     The Company uses an independent pricing service to determine the fair value of substantially all of its investment assets. As of December 31, 2008, a total of seven securities with a total fair market value of $2,780 were not priced by the independent pricing service, of which all were Level 3 securities. The Company uses the following pricing methodology for each instrument in its portfolio.
•	First, the Company requests a single non-binding price from its independent pricing service.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
•	Second, if no price is available from the pricing service for the instrument, the Company requests one or more non-binding broker–dealer quotes. A single quote is sought from a broker–dealer who has significant knowledge of the instrument being priced. If such broker-dealer is not available to quote, then an average is used from quotes solicited from multiple broker–dealers.

•	Third, if a broker–dealer quote is unavailable for the instrument, the Company uses a matrix pricing formula based on various factors provided from multiple broker–dealers including yield spreads, reported trades, sector or grouping information and for certain securities, other factors such as timeliness of payment, default experience and prepayment speed assumptions.
     The Company then validates the price or quote received by examining its reasonableness. The Company’s review process includes (i) quantitative analysis (including yield spread and interest rate and price fluctuations on a monthly basis); (ii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (iii) comparing the fair value estimates to its knowledge of the current market. If a price or a quote as provided is deemed unreasonable, the Company will use the second or the third pricing methodology to determine the fair value of the instrument. During the fourth quarter of 2008, the Company deemed the pricing of one security unreasonable and adjusted the fair value to $668 from $141 based on estimated cash flows and available yield spreads.
     The transfer into Level 3 during the year 2008 of securities with a fair value, as of January 1, 2008, of $16,224 was primarily the result of reduced liquidity, and therefore reduced price transparency, related to mortgage backed and asset backed securities.
     In order to determine the proper SFAS 157 classification for each instrument, the Company, on an investment category basis, examines the pricing procedures and inputs available to price the instruments in that investment category. The Company analyzes this information taking into account asset type, rating and liquidity to determine what inputs are observable and unobservable and thereby determines the suggested SFAS 157 Level.
     The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2008 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
U.S. Treasury	$9,794	$1,109		$10,903
U.S. Government Agencies	35,109	2,118		37,227
Municipals	54,655	959	(679)	54,935
Corporate Fixed Maturity	56,368	858	(1,691)	55,535
Agency Mortgage Backed	39,066	1,373	-	40,439
Non-Agency Mortgage Backed	7,781	-	(2,617)	5,164
Commercial Mortgage Backed	13,301	-	(3,412)	9,889
Asset Backed	4,670	-	(2,054)	2,616

Total Fixed Maturities	$220,744	$6,417	$(10,453)	$216,708

     The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2007 were as follows:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Estimated
2007	Cost	Gains	Losses	Value
U.S. Treasury	$9,801	$366	$-	$10,167
U.S. Government Agencies	37,023	1,172	(5)	38,190
Municipals	5,264	90	-	5,354
Corporate Fixed Maturity	58,672	429	(395)	58,706
Mortgage Backed	65,832	728	(1,242)	65,318

Total Fixed Maturities	$176,592	$2,785	$(1,642)	$177,735

     Temporary losses on investment securities are primarily a result of market illiquidity and certain asset classes being out of favor with investors and are recorded as unrealized losses.
     The Company’s methodology for assessing other-than-temporary impairments (“OTTI”) is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
value is other than temporary included: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The Company’s structured securities are subject to EITF 99-20 and FSP EITF 99-20-1 which allows management to analyze whether it is probable that there is an adverse change in the estimated cash flows, in which case, the amount of accretive yield is prospectively adjusted and an OTTI loss is recognized. The Company did not record any OTTI charges on investment securities during the three months ended December 31, 2008. During the third quarter of 2008, based on the market participant analysis of EITF 99-20, certain of our available-for-sale securities with a fair value of $0.9 million and a book value of $1.7 million experienced an other-than-temporary impairment of $0.8 million.
     The cost or amortized cost and fair values of fixed maturities by contractual maturity at December 31, 2008 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities for mortgage backed securities with an amortized cost of $64,818 and a fair value of $58,108 were allocated in the following table by averaging various expected prepayment assumptions that are developed through a model which takes into account recent prepayment patterns and future estimates on different agency coupons and structures.

	Cost or Amortized
	Cost	Fair Value
Due in one year or less	$56,957	$56,826
Due after one year through five years	92,563	89,887
Due after five years through ten years	84,918	83,447
Due after ten years	33,003	33,245

Total	$267,441	$263,405

     As of December 31, 2008, there were 90 out of 196 securities in an unrealized loss position. Of these, 38 securities have been in an unrealized loss position for twelve months or greater. Those fixed maturity investments with unrealized losses as of December 31, 2008 are summarized as follows:

		Unrealized Losses
		Less than	Greater than 12
2008	Fair Value	12 Months	Months	Total
Municipal	$21,713	$(679)	$-	$(679)
Corporate Fixed Maturity	35,201	(560)	(1,130)	(1,690)
Agency Mortgage Backed	-	-	-	-
Non-Agency Mortgage Backed	5,164	(279)	(2,339)	(2,618)
Commercial Mortgage Backed	9,889	(1,811)	(1,601)	(3,412)
Asset Backed	2,616	-	(2,054)	(2,054)

Total Fixed Maturities	$74,583	$(3,329)	$(7,124)	$(10,453)

     Those fixed maturity investments with unrealized losses as of December 31, 2007 are summarized as follows:

		Unrealized Losses
		Less than	Greater than 12
2007	Fair Value	12 Months	Months	Total
US Government Agency Securities	$2,177	$-	$(5)	$(5)
Corporate Securities	32,220	(101)	(294)	(395)
Mortgage Backed Securities	21,974	(400)	(842)	(1,242)

Total Fixed Maturities	$56,371	$(501)	$(1,141)	$(1,642)

     Fixed maturities with carrying values of $32,419 and fair value of $34,928 were on deposit with insurance regulatory authorities as required by law at December 31, 2008.
     Information relating to the Company’s investments is shown below:

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Proceeds from voluntary sales and redemptions	$6,108	$9,938	$7,174
Gross realized gains	29	62	333
Gross realized losses	(884)	(81)	(58)
     The components of the Company’s net investment income were as follows:

	Year Ended December 31,
	2008	2007	2006
Fixed maturities	$10,154	$8,098	$5,516
Short-term investments	1,161	1,751	759

Gross investment income	11,315	9,849	6,275
Investment Expenses	(478)	(296)	(188)

Net investment income	$10,837	$9,553	$6,087

Note 6 — Federal Income Taxes
     As of December 31, 2008, December 31, 2007 and December 31, 2006 the Company had tax basis net operating loss carryforwards of $0, $2,135 and $18,751, respectively. The Company also accumulated start-up and organization expenditures, through December 31, 2004 of $2,364 that are deductible over a 60 month period commencing on November 23, 2004. The unamortized portion of these costs was $402, $873 and $1,344 at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.
     In 2007 and 2006 the Company had tax basis net operating loss carryforwards, but incurred current income taxes in the amount of $324 and $157 arising from alternative minimum tax obligations in 2007 and 2006, respectively. The Company also recorded in 2007 and 2006 a tax provision for the year equal to the current year increase in deferred tax liabilities associated with indefinite lived intangible assets. Due to the indefinite nature of these intangible assets for financial reporting purposes, these deferred tax liabilities do not represent a source of income to realize the Company’s deferred tax assets. Based on these facts the Company recorded valuation allowances of $1,626 and $6,598 in 2007 and 2006, respectively, against all remaining net deferred tax assets, until such time as its operating results and future outlook produce sufficient taxable income to realize these tax assets.
     Beginning in 2008, based on continuing profitability trends, the Company believes that it is more likely than not that the deferred income tax assets will be realized. As such, the Company elected to eliminate its valuation allowance and establish the full net deferred tax asset, with the exception of certain State tax net operating loss carryforwards that may not be realized in the future totaling $168, for which a valuation allowance was maintained.
     A reconciliation of the Company’s expected to actual federal income taxes are shown below.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Income tax expense at statutory rates	$(2,715)	$(4,364)	$(2,943)
Tax benefit from tax exempt interest income	451	-	-
Tax expense from other permanent differences	(51)	(106)	(132)
State tax expense	328	-	-
Valuation allowance	1,458	4,228	2,839
Other	(30)	(5)	(11)

Actual income tax expense	$(559)	$(247)	$(247)

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     The components of current and deferred income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current tax expense	$(1,903)	$(324)	$(157)
Deferred tax benefit (expense)	1,344	77	(90)

Total income tax expense	$(559)	$(247)	$(247)

      The Company paid federal income taxes of $1,885, $468 and $0 in 2008, 2007 and 2006, respectively.
     The components of the Company’s deferred tax assets and liabilities at December 31, 2008 and December 31, 2007, respectively, are noted in the table below.

	Year Ended December 31,
	2008	2007
Deferred Tax Assets Arising From	(dollars in thousands)
Loss & LAE reserves	$6,079	$4,002
Unearned premium reserves	5,645	5,898
Net operating loss carryforwards	-	703
Stock Option and Grant Expense	646	504
Unrealized loss on investments	1,414	-
Start up costs	141	297
Other than temporary Impairments	298	-
State Tax Net Operating Loss Carryforwards	337	-
AMT Tax Credit	-	481
Other	455	670

Total deferred tax assets	15,015	12,555

Deferred Tax Liabilities Arising From
Deferred acquisition costs	6,362	5,948
Equipment and capitalized software	3,803	3,395
Unrealized gain on investment	-	389
Prepaid assets	202	255
Intangible asset	1,004	727
Other	330	228

Total deferred tax liabilities	11,701	10,942

Net deferred tax asset	3,314	1,613
Valuation allowance	(168)	(1,626)

Net deferred tax asset (liability) after valuation allowance	$3,146	$(13)

Note 7 — Equity Compensation
     On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan, and no more grants or awards may be made under the 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options, unless earlier terminated, cancelled, expired or exercised. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards, and deferred stock awards (as well as dividend equivalents in connection with deferred stock awards). In addition, should any of the 718,066 options currently outstanding under the 2004 Plan be terminated, those shares will also be available under the 2007 Plan. All grants of options or awards of stock under the 2007 Plan must be approved by the Compensation Committee of the Board of Directors, which consists entirely of independent directors. All options granted under the 2004 Plan have ten-year terms and vest in equal annual installments over either a three or four year period following the date of grant with an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     Compensation expense recognized for all stock-based compensation for the years ended December 31, 2008, 2007 and 2006 were $495, $1,059 and $1,101, respectively.
Stock Options
     There were no options granted in 2008 or 2007. The fair value of each option grant is estimated at the date of grant using the binomial lattice option pricing model with the following assumptions used for grants issued in 2006 and earlier: risk free interest rate range of 4.56% – 4.60%; expected life range of 3.1 – 7.5 years; expected volatility of 45%; and expected dividend yield of 2% beginning after five years.
     The following table presents stock option activity under the 2004 Plan for 2008:

				Weighted
		Weighted		Average
	Number of	Average Exercise	Aggregate	Contractual
Stock Option Activity	Shares	Price Per Share	Intrinsic Value	Remaining Life
	(actual dollar and share amounts)			(years)
Balance at January 1, 2008	732,466	$9.32	$-	7.00
Options granted	-		-	n/a
Options exercised	-		-	n/a
Option expired			-	n/a
Options forfeited	(14,400)	9.50	-	n/a

Balance at December 31, 2008	718,066	$9.32	-	6.00

Total options vested at December 31, 2008	708,066	$9.36	-	5.98
Total options un-vested at December 31, 2008	10,000	$6.22	-	7.15
     The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $2.89. The grant-date fair value of options vested during the years ended December 31, 2008, 2007, and 2006 were $187, $1,098 and $1,078, respectively. There were no options exercised during the years ended December 31, 2008 or 2007 and cash received for options exercised during the year ended December 31, 2006 was $15. The remaining unrecognized compensation expense related to unvested stock options at December 31, 2008 is approximately $16 and the weighted-average period of time over which this cost will be recognized is 1.2 years
Restricted Stock Awards
     The 2007 Plan provides for an automatic grant of 3,000 shares of common stock to each independent director upon the first business day following re-election to the Board of Directors at the annual meeting of stockholders. On both May 7, 2008, and May 2, 2007, 15,000 shares were issued to the independent directors who were re-elected to the Board at the 2008 and 2007 annual meeting, respectively. The compensation expense associated with these automatic grants was $67 and $123 for 2008 and 2007, respectively, and is based on the fair market value of the shares on the date of grant.
     On April 4, 2008 the Compensation Committee of the Board of Directors granted deferred stock awards for 258,750 shares of common stock to all employees of the Company, including the executive officers. The awards granted to the non-executive employees vest on the first anniversary of the grant date and the awards for the executive officers vest equally on either the first four or the first five anniversaries of the grant date. No restricted stock awards were made in 2006.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(actual dollar and share amounts)
Non-vested award balance at January 1, 2008	-	$-
Awards granted	273,750	4.70
Awards vested	15,000	4.49
Awards forfeited	-	-

Total non-vested awards at December 31, 2008	258,750	$4.71

     The weighted average grant-date fair value of restricted stock awards granted during the year ended December 31, 2008 and 2007 was $4.70 and 8.21, respectively. The grant-date fair value of restricted stock awards that vested during the years ended December 31, 2008 and 2007 were $67 and $123 respectively. The remaining unrecognized compensation expense related to unvested stock options at December 31, 2008 is approximately $850 and the weighted-average period of time over which this cost will be recognized is 2.1 years
     FAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, rather than as an operating cash flow. The amount of financing cash flows recognized for such excess tax deductions was $0 for the year ended December 31, 2008.
Note 8 — Employee Benefit Plans
     Company employees who have completed three months of consecutive service are eligible for participation in the Company’s 401(k) Plan. The 401(k) Plan provides for matching contributions by the Company up to four percent of eligible compensation contributed by the employee. During 2008, 2007 and 2006, the matching contributions made by the Company were $364, $301 and $228, respectively.
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
     The Company has the option to terminate the Lease at August 31, 2011. Upon notice of termination, the Company is obligated to pay six months of the then current rent plus certain costs. If the Company opted to terminate as of August 31, 2011, the Company would be obligated to pay approximately $2,437 plus operating expenses, taxes, and brokerage commissions.
Note 10 — Stock Repurchase
     In April 2008, the board of directors authorized the repurchase of up to 275,000 shares of the Company’s Common Stock at an aggregate purchase price of up to $1,650. Under the authorization, repurchases may be made from time to time in the open market, pursuant to trading plans meeting the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorization expired on October 15, 2008. During the three months ended June 30, 2008, the Company repurchased all 275,000 shares of Common Stock under its stock repurchase authorization for a total cost of approximately $1,347. The average cost per share repurchased was $4.90 including commission. At June 30, 2008, the Company had fully utilized its authority to repurchase shares of Common Stock.

2008 Form 10-K
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
     The effects of reinsurance are as follows:

	Year Ended December 31,
	2008	2007	2006
Premiums written:
Direct	$130,204	$159,290	$152,841
Assumed[1]	15,987	1,100	335
Ceded	(8,916)	(10,984)	(11,076)

Net	$137,275	$149,406	$142,100

Premiums earned:
Direct	$143,539	$162,501	$121,698
Assumed	8,792	952	269
Ceded	(8,866)	(10,984)	(11,076)

Net	$143,465	$152,469	$110,891

Losses and loss adjustment expenses:
Direct	$96,652	$97,052	$69,545
Assumed	5,381	756	238
Ceded	(12,648)	(7,818)	(7,101)

Net	$89,385	$89,990	$62,682

[1]	The majority of the assumed business in 2008 results from the Company’s fronting arrangement for public entity business.
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
     At December 31, 2008 the Company reported gross loss and loss adjustment expense reserves of $214,953 of which $53,262 represented the gross direct loss and loss adjustment expense reserves of Potomac, which is fully reinsured by OneBeacon. The Company experienced favorable prior year loss development of $1,844 primarily attributable to improved loss development in our general liability line of business. At December 31, 2007 the Company reported gross loss and loss adjustment expense reserves of $184,736 of which $63,529 represented the gross direct loss and loss adjustment expenses reserves of Potomac, which is fully reinsured by OneBeacon.
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
     Included in the reserves for the Company is tabular reserve discount for workers’ compensation and excess workers’ compensation pension claims of $2,612 as of December 31, 2008 and $1,505 as of December 31, 2007. The reserves are discounted on a tabular basis at four percent using the 2004 United States Actuarial Life Tables for Female and Male population.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     Changes in the liability for loss and loss adjustment expense reserves were as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Potomac of		SUA	Potomac of		SUA	Potomac of		SUA
	Illinois	SUA	Consolidated	Illinois	SUA	Consolidated	Illinois	SUA	Consolidated
Beginning of period:
Gross	$63,529	$121,207	$184,736	$71,592	$69,608	$141,200	$86,736	$18,134	$104,870
Less reinsurance recoverables	(63,529)	(13,635)	(77,164)	(71,592)	(9,384)	(80,976)	(86,736)	(2,261)	(88,997)

Net	-	107,572	107,572	-	60,224	60,224	-	15,873	15,873

Incurred losses and LAE relating to:
Current year	-	91,229	91,229	-	92,167	92,167	-	63,546	63,546
Prior years	-	(1,844)	(1,844)	-	(2,177)	(2,177)	-	(864)	(864)

Total incurred losses and LAE	-	89,385	89,385	-	89,990	89,990	-	62,682	62,682

Paid losses and LAE related to:
Current year	-	25,684	25,684	-	24,772	24,772	-	12,997	12,997
Prior years	-	35,918	35,918	-	17,870	17,870	-	5,334	5,334

Total paid losses and LAE	-	61,602	61,602	-	42,642	42,642	-	18,331	18,331

End of period:
Net	-	135,355	135,355	-	107,572	107,572	-	60,224	60,224

Plus reinsurance recoverables	53,262	26,336	79,598	63,529	13,635	77,164	71,592	9,384	80,976

Gross	$53,262	$161,691	$214,953	$63,529	$121,207	$184,736	$71,592	$69,608	$141,200

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
     As an Illinois property and casualty insurer the maximum amount of dividends which can be paid by SUA Insurance Company to shareholders without prior approval of the Illinois Director of Insurance is the greater of net income or 10% of statutory surplus, further limited to earned surplus. At December 31, 2008, SUA Insurance Company has no earned surplus and therefore no dividend capacity without the prior approval of the Illinois Director of Insurance.
     In order to enhance the regulation of insurer solvency, in December 1993, the NAIC adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:
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

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements (continued)
(dollars in thousands, except per share amounts)
     SUA Insurance Company’s statutory information is as follows:

	Year Ended December 31,
	2008	2007	2006
Ending capital and surplus	$93,884	$89,845	$77,308
Net income	4,485	16,312	1,052
Company action level risk-based capital	37,850	43,408	42,265
Note 14 — Quarterly Financial Data (Unaudited)
     The following table sets forth the unaudited financial data for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

	2008
Quarterly Financial Data	1st	2nd	3rd	4th
Revenues	$38,434	$36,872	$39,025	$39,160
Expenses including taxes	34,969	34,622	37,724	38,751

Net income	$3,465	$2,250	$1,301	$409

Net income per share (basic)	$0.22	$0.14	$0.08	$0.03
Net income per share (diluted)	$0.22	$0.14	$0.08	$0.02

	2007
Quarterly Financial Data	1st	2nd	3rd	4th
Revenues	$37,445	$39,556	$42,895	$42,099
Expenses including taxes	34,423	36,546	39,532	38,905

Net income	$3,022	$3,010	$3,363	$3,194

Net income per share (basic/diluted)	$0.20	$0.20	$0.22	$0.20

	2006
Quarterly Financial Data	1st	2nd	3rd	4th
Revenues	$24,401	$26,659	$33,613	$32,580
Expenses including taxes	24,601	24,492	30,031	29,721

Net income (loss)	$(200)	$2,167	$3,582	$2,859

Net income (loss) per share (basic/diluted)	$(0.01)	$0.14	$0.24	$0.18

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE I
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2008

	Amortized Cost	Fair Value
	(dollars in thousands)
Fixed maturities:
U.S. Treasury	$9,794	$10,903
U.S. Government Agencies	35,109	37,227
Municipals	54,655	54,934
Corporate Fixed Maturity	56,368	55,536
Agency Mortgage Backed	39,066	40,439
Non-Agency Mortgage Backed	7,781	5,164
Commercial Mortgage Backed	13,301	9,889
Asset Backed	4,670	2,616

Total fixed maturities	220,744	216,708
Short-term investments	46,697	46,697

Total investments	$267,441	$263,405

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
As of December 31, 2008 and 2007

	As of December 31,
Balance Sheet	2008	2007
	(dollars in thousands)
ASSETS
Investments in subsidiary	$126,103	$124,270
Short-term investments, at amortized cost (which approximates fair value)	7,410	6,514

Total investments	133,513	130,784
Cash	245	390
Deferred tax asset	787	(294)
Current tax asset	1,817	294
Other assets	1	4

Total assets	$136,363	$131,178

LIABILITIES & STOCKHOLDERS’ EQUITY
Liability
Accounts payable and other liabilities	$74	$41

Total liabilities	74	41

Stockholders’ equity
Common Stock at $.01 par value per share — authorized 30,000,000 shares; issued 14,712,355 and 14,697,355 and outstanding 14,437,355 and 14,697,355 shares	147	147
Class B Common Stock at $.01 par value per share — authorized 2,000,000 shares; issued and outstanding 1,368,562 and 869,738 shares	14	9
Paid-in capital — Common Stock	129,926	129,431
Paid-in capital — Class B Common Stock	8,077	6,139
Retained earnings	1,693	(5,732)
Treasury stock	(1,347)
Accumulated other comprehensive income (loss), net of tax	(2,221)	1,143

Total stockholders’ equity	136,289	131,137

Total liabilities and stockholders’ equity	$136,363	$131,178

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II — (Continued)
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
Statement of Operations	2008	2007	2006
	(dollars in thousands except per share data)
Revenues:
Gain of subsidiary	$5,491	$13,597	$9,568
Other Revenues	163	279	184

Total revenues	5,654	13,876	9,752
Expenses:
General and administrative expenses	539	1,287	1,344

Total expenses	539	1,287	1,344

Pretax income	5,115	12,589	8,408
Federal income tax benefit	2,310	-	-

Net income	7,425	12,589	8,408

Net change in unrealized investment gains, net of tax	(3,364)	2,204	570

Comprehensive net income	$4,061	$14,793	$8,978

Earnings per share available to common stockholders
Basic	$0.48	$0.82	$0.55
Diluted	$0.47	$0.82	$0.55
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE II — (Continued)
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
Statement of Cash Flows	2008	2007	2006
	(dollars in thousands)
Cash flows from operations:
Net income	$7,425	$12,589	$8,408
Charges (credits) to reconcile net income to cash flows from operations:
Income of subsidiary	(5,491)	(13,597)	(9,568)
Change in deferred taxes	(1,081)	-	-
Change in current tax receivable	(1,523)	-	-
Depreciation expense	2	132	144
Write off of capitalized software	-	-	12
Other, net	823	1,070	953

Total adjustments	(7,270)	(12,395)	(8,459)

Net cash flows provided by operations	155	194	(51)

Cash flows from investing activities:
Net increase in short-term investments	(896)	(1,311)	(4,179)

Net cash flows used for investing activities	(896)	(1,311)	(4,179)

Cash flows from financing activities
Issuance of common stock	1,943	1,303	3,088
Treasury Stock	(1,347)	-	-

Net cash flows provided by financing activities	596	1,303	3,088

Net increase (decrease) from cash during the period	(145)	186	(1,142)
Cash at beginning of the period	390	204	1,346

Cash at end of the period	$245	$390	$204

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE III
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
SUPPLEMENTARY INSURANCE INFORMATION
For the Years Ended December 31, 2008, 2007 and 2006

Column
C
		Future		Column			Column
		Policy		E			H
	Column	Benefits,		Other		Column	Benefits,		Column
	B	Losses,	Column	Policy	Column	G	Claims,	Column	J	Column
	Deferred	Claims and	D	Claims and	F	Net	Losses and	I	Other	K
Column	Acquisition	Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premium
A	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Expenses	Expenses	Written
(dollars in thousands)
Year ended December 31, 2008	$18,156	$214,953	$80,600	$-	$143,465	$10,837	$89,385	$32,990	$23,132	$137,275

Year ended December 31, 2007	17,495	184,736	86,741	-	152,469	9,553	89,990	36,601	22,568	149,406

Year ended December 31, 2006	19,876	141,200	89,804	-	110,891	6,087	62,682	26,032	19,884	142,100

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE IV
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
REINSURANCE
For the Years Ended December 31, 2008, 2007 and 2006

					Column
			Column		F
		Column	D		Percentage of
	Column	C	Assumed from	Column	Amount
Column	B	Ceded to Other	Other	E	Assumed to
A	Direct Amount	Companies	Companies	Net Amount	Net
	(dollars in thousands)
Year ended December 31, 2008	$143,539	$8,866	$8,792	$143,465	-

Year ended December 31, 2007	162,501	10,984	952	152,469	-

Year ended December 31, 2006	121,698	11,076	269	110,891	-

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE V
SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

		Column
	Column	C		Column
	B	Additions		D	Column
	Balance at	Charged to	(Subtractions)	Deductions	E
Column	Beginning of	Cost and	Charged to Other	Described	Balance at
A	Period	Expenses	Accounts	(1)(2)	End of Period
	(dollars in thousands)
Year ended December 31, 2008 deferred tax valuation allowance	$1,626	$(1,344)	$(114)		$168
Allowance for doubtful accounts, insurance premium receivables	600	670	(500)		770
Year ended December 31, 2007 deferred tax valuation allowance	6,598	(77)	(4,895)	-	1,626
Allowance for doubtful accounts, insurance premium receivables	-	600	-	-	600
Year ended December 31, 2006 deferred tax valuation allowance	9,631	90	(3,123)	-	6,598

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.

SCHEDULE VI
SUA INSURANCE COMPANY
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006

Column	Column	Column	Column	Column	Column	Column	Column		Column	Column	Column
A	B	C	D	E	F	G	H		I	J	K
		Reserves for	Dicount,				Claims and Claim			Paid Claims
		Unpaid	if Any,				Adjustment Expenses			and
	Deferred	Claims and	Deducted			Net	Incurred Related to			Adjustment
	Acquisition	Claims Policy	in Claims	Unearned	Earned	Investment	Current	Prior	Acquisition	Paid	Premiums
	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Year	Expenses	Expenses	Written
(dollars in thousands)
Year ended December 31, 2008	$18,156	$214,953	$2,612	$80,600	$143,465	$10,837	$91,229	$(1,844)	$32,990	$61,602	$137,275
Year ended December 31, 2007	17,495	184,736	1,505	86,741	152,469	9,553	92,167	(2,177)	36,601	42,642	149,406
Year ended December 31, 2006	19,876	141,200	1,016	89,804	110,891	6,087	63,546	(864)	26,032	18,331	142,100

2008 Form 10-K
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

Date: March 3, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Courtney C. Smith By: Courtney C. Smith	President, Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	March 3, 2009

/s/ Peter E. Jokiel By: Peter E. Jokiel	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 3, 2009

/s/ Robert E. Dean
By: Robert E. Dean	Director	March 3, 2009

/s/ Raymond C. Groth
By: Raymond C. Groth	Director	March 3, 2009

/s/ Paul A. Philp
By: Paul A. Philp	Director	March 3, 2009

/s/ Robert H. Whitehead
By: Robert H. Whitehead	Director	March 3, 2009

/s/ Russell E. Zimmermann
By: Russell E. Zimmermann	Director	March 3, 2009

2008 Form 10-K
Specialty Underwriters’ Alliance, Inc.