Form 10-Q
period 2009-03-31
Specialty Underwriters Alliance, Inc.
filed 2009-05-08
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 7, 2009, there were 14,437,355 shares of our common stock, $0.01 par value, or the Common Stock, outstanding and 1,371,934 shares of our Class B common stock, $0.01 par value, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(in thousands)

	3/31/2009	12/31/2008
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $222,583 and $220,744)	$219,462	$216,708
Short-term investments, at amortized cost (which approximates fair value)	42,039	46,697

Total Investments	$261,501	$263,405
Cash	408	208
Insurance premiums receivable	59,700	60,715

Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	79,887	79,598
Prepaid reinsurance premiums	539	309
Investment income accrued	2,280	2,467
Equipment and capitalized software at cost (less accumulated depreciation of $17,171 and $15,486)	13,119	13,562
Intangible assets	10,745	10,745
Deferred acquisition costs	15,858	18,156
Deferred tax asset	2,973	3,146
Other assets	4,740	2,426

Total Assets	$451,750	$454,737

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$216,085	$214,953
Unearned insurance premiums	72,773	80,600
Insured deposit funds	16,199	15,806
Accounts payable and other liabilities	8,631	7,089

Total Liabilities	$313,688	$318,448

Stockholders’ equity
Common stock at $0.01 par value per share — authorized: 30,000,000 shares; issued: 14,712,355 shares; and outstanding: 14,437,355 shares	$147	$147
Class B common stock at $0.01 par value per share — authorized: 2,000,000 shares; issued and outstanding: 1,371,934 shares and 1,368,562 shares	14	14
Paid-in capital — Common Stock	130,100	129,926
Paid-in capital — Class B Common Stock	8,089	8,077
Accumulated earnings	2,686	1,693
Treasury stock	(1,347)	(1,347)
Accumulated other comprehensive income (loss)	(1,627)	(2,221)

Total Stockholders’ Equity	$138,062	$136,289

Total Liabilities & Stockholders’ Equity	$451,750	$454,737

The accompanying notes are an integral part of these consolidated financial statements.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(Unaudited — in thousands, except for earnings per share)

	Three Months Ended
	3/31/2009	3/31/2008
Revenues
Earned insurance premiums	$34,775	$35,750
Net investment income	2,774	2,653
Net realized gains (losses)	(67)	31

Total revenue	37,482	38,434

Expenses
Loss and loss adjustment expenses	20,934	21,058
Acquisition expenses	8,525	8,731
Other operating expenses	6,585	5,899

Total expenses	36,044	35,688

Pretax income	1,438	2,746
Income tax (expense) benefit	(445)	719

Net income	993	3,465
Net change in unrealized gains and losses for investments held, after tax	594	452

Comprehensive income	$1,587	$3,917

Earnings per share available to common stockholders (in dollars)
Basic	$0.06	$0.22
Diluted	$0.06	$0.22

Weighted average shares outstanding
Basic	15,808	15,579
Diluted	15,945	15,579
The accompanying notes are an integral part of these consolidated financial statements.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of March 31, 2009
(Unaudited — in thousands)

							Accum.
							Other	Total
	Common	Paid-in	Common	Paid-in			Comp.	Stock-
	Stock	Capital	Stock	Capital	Retained	Treasury	Income	holders'
	Class A	Class A	Class B	Class B	Earnings	Stock	(Loss)	Equity

Balance at Dec. 31, 2008	$147	$129,926	$14	$8,077	$1,693	$(1,347)	$(2,221)	$136,289

Net income	-	-	-	-	993	-	-	993

Net change in unrealized investment gains, net of tax	-	-	-	-	-	-	594	594

Stock issuance	-	-	-	12	-	-	-	12

Stock based compensation	-	174	-	-	-	-	-	174

Balance at March 31, 2009	$147	$130,100	$14	$8,089	$2,686	$(1,347)	$(1,627)	$138,062

The accompanying notes are an integral part of these consolidated financial statements.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited — in thousands)

	Three Months Ended
	3/31/2009	3/31/2008
Cash flows from operations
Net income	$993	$3,465

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(147)	(756)
Net realized losses (gains)	67	(31)
Amortization of bond premium (discount)	46	(25)
Depreciation	1,685	1,524
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	(289)	2,382
Loss and loss adjustment expense reserves	1,132	4,874
Insurance premiums receivable	1,015	8,344
Unearned insurance premiums	(7,827)	(14,040)
Deferred acquisition costs	2,298	3,083
Prepaid reinsurance premiums	(230)	(381)
Insured deposit funds	393	1,236
Other, net	(413)	2,056

Total adjustments	(2,270)	8,266

Net cash flows provided by (used for) operations	(1,277)	11,731

Cash flows from investing activities
Net decrease in short-term investments	4,658	15,199
Redemptions, calls and maturities of fixed maturity investments	12,636	10,712
Purchases of fixed maturity investments	(14,587)	(35,279)
Purchases of equipment and capitalized software	(1,242)	(1,992)

Net cash flows (used for) provided by investing activities	1,465	(11,360)

Cash flows from financing activities
Issuance of common stock	12	405

Net cash provided by financing activities	12	405

Net increase in cash during the period	200	776

Cash at beginning of the period	$208	$968

Cash at the end of the period	$408	$1,744

The accompanying notes are an integral part of these consolidated financial statements.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Certain financial information that is normally included in annual financial statements, including certain financial statements footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SUA’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC.
     The interim financial data as of March 31, 2009, and for the periods ended March 31, 2009 and March 31, 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability has significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the period ending June 30, 2009 is not expected to have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 in the period ending June 30, 2009 is not expected to have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 in the period ending June 30, 2009 is not expected to have a material effect on the Company’s financial position or results of operations.
     In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”), which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20 to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities". FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Note 3. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method. The following table shows the computation of the Company’s earnings per share:

	Three Months Ended
	3/31/2009	3/31/2008
Numerator for earnings per share
Net income	$993	$3,465

Denominator for earnings per share
Weighted average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	16,083	15,579
Common stock in treasury	275	-

Weighted average shares outstanding - basic	15,808	15,579
Effect of dilutive securities[1] Stock awards	137	-

Weighted average shares outstanding - diluted	15,945	15,579

Earnings per share
Basic	$0.06	$0.22
Diluted	$0.06	$0.22

[1]	Outstanding options of 718 and 732 as of March 31, 2009 and March 31, 2008, respectively, have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2009 and March 31, 2008, as they were anti-dilutive.
Note 4. Income Taxes
     As of March 31, 2009 and December 31, 2008 the Company had no tax basis net operating loss carry forwards. The Company accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60-month period commencing on November 23, 2004. The unamortized portions of these costs were $284 and $402 at March 31, 2009 and December 31, 2008, respectively.
     Beginning in first quarter of 2008, based on continuing profitability trends, the Company believed, and continues to believe, that it is more likely than not that the deferred income tax assets will be realized. As such, the Company elected to eliminate its valuation allowance, with the exception of certain State tax net operating loss carryforwards that may not be realized in the future totaling $168, for which a valuation allowance has been maintained since December 31, 2008.
     The components of current and deferred income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	3/31/09	3/31/08
Current tax (expense)	$(592)	$(37)
Deferred tax benefit (expense)	147	756

Total income tax benefit (expense)	$(445)	$719

Note 5. Unpaid Loss and Loss Adjustment Expense Reserves
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
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

estimate of reserves based on a composite of the results of various actuarial methods, as well as consideration of known facts and trends.
     At March 31, 2009, the Company reported gross loss and LAE reserves of $216,085, of which $51,394 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2008, the Company reported gross loss and LAE reserves of $214,953, of which $53,262 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $2,910 as of March 31, 2009 and $2,612 as of December 31, 2008. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
Note 6. Investments
     SFAS No. 157 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value.
     As of March 31, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair	Identical	Observable	Unobservable
	Value at	Assets	Inputs	Inputs
Category	3/31/2009	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury	$10,764	$-	$10,764	$-
U.S. Government Agency	32,039	-	32,039	-
Municipal	57,743	-	57,743	-
Corporate Fixed Maturity	62,116	-	62,116	-
Agency Mortgage Backed	40,214	-	40,214	-
Non-Agency Mortgage Backed	5,271	-	-	5,271
Commercial Mortgage Backed	9,586	-	-	9,586
Asset-Backed	1,729	-	-	1,729

Total Fixed Maturity Investments	$219,462	$-	$202,876	$16,586

     The Company uses an independent pricing service to determine the fair value of substantially all of our investment assets. As of March 31, 2009, a total of six securities with a total fair market value of $1,993 were not priced by our independent pricing service, all of which were categorized Level 3 securities. The Company uses the following pricing methodology for each instrument in its portfolio.
•	First, the Company requests a single non-binding price from our independent pricing service.

•	Second, if no price is available from the pricing service for the instrument, the Company requests one or more non-binding broker-dealer quotes. A single quote is sought from a broker-dealer who has significant knowledge of the instrument being priced. If such broker-dealer is not available to quote, then an average is used from quotes solicited from multiple broker-dealers.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

•	Third, if a broker-dealer quote is unavailable for the instrument, the Company uses a matrix pricing formula based on various factors provided from multiple broker-dealers including yield spreads, reported trades, sector or grouping information and for certain securities, other factors such as timeliness of payment, default experience and prepayment speed assumptions.
     The Company then validates the price or quote received by examining its reasonableness. The Company’s review process includes: (i) quantitative analysis (including yield spread and interest rate and price fluctuations on a monthly basis); (ii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (iii) comparing the fair value estimates to its knowledge of the current market. If a price or a quote as provided is deemed unreasonable, the Company will use the second or the third pricing methodology to determine the fair value of the instrument.
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
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2009:

Three Months
Ended
3/31/2009

Level 3 investments as of beginning of period	$8,789
Transfers into (out of) level 3 (at beginning period value)	8,677
Purchases, sales, issuances, and settlements, net	(159)
Total gains or losses (realized/unrealized):
Included in earnings	(211)
Included in comprehensive income	(510)

Level 3 investments as of March 31, 2009	$16,586

     The transfer into Level 3 during the first quarter of 2009 of securities with a fair value, as of December 31, 2008, of $8,677 was the result of reduced liquidity, and therefore reduced price transparency, related to commercial mortgage backed securities.
     Temporary losses on investment securities are primarily a result of market illiquidity and certain asset classes being out of favor with investors and are recorded as unrealized losses.
     The cost or amortized cost and estimated fair values of fixed maturities at March 31, 2009 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Category	Cost	Gains	Losses	Value
U.S. Treasury	$9,793	$971	$-	$10,764
U.S. Government Agencies	30,248	1,815	(24)	32,039
Municipals	55,817	2,114	(188)	57,743
Corporate Fixed Maturity	63,307	1,196	(2,387)	62,116
Agency Mortgage Backed	38,218	1,996	-	40,214
Non-Agency Mortgage Backed	7,460	-	(2,189)	5,271
Commercial Mortgage Backed	13,306	-	(3,720)	9,586
Asset Backed	4,434	-	(2,705)	1,729

Total Fixed Maturities	$222,583	$8,092	$(11,213)	$219,462

2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     The cost or amortized cost and estimated fair values of fixed maturities at December 31, 2008 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Category	Cost	Gains	Losses	Value
U.S. Treasury	$9,794	$1,109	$-	$10,903
U.S. Government Agencies	35,109	2,118	-	37,227
Municipals	54,655	959	(679)	54,935
Corporate Fixed Maturity	56,368	858	(1,691)	55,535
Agency Mortgage Backed	39,066	1,373	-	40,439
Non-Agency Mortgage Backed	7,781	-	(2,617)	5,164
Commercial Mortgage Backed	13,301	-	(3,412)	9,889
Asset Backed	4,670	-	(2,054)	2,616

Total Fixed Maturities	$220,744	$6,417	$(10,453)	$216,708

     The Company’s methodology for assessing other-than-temporary impairments (“OTTI”) is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary included: the length of time and the extent to which the fair value has been less than cost; the financial conditions and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The majority of the Company’s structured securities are subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and FSP EITF 99-20-1 which allows management to analyze whether it is probable that there is an adverse change in the estimated cash flows, in which case, the amount of accretive yield is prospectively adjusted and an OTTI loss is recognized. The Company recorded an OTTI charge of $211 on two investment securities during the three months ended March 31, 2009.
Note 7. Equity-Based Compensation
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
     On January 14, 2009 the Compensation Committee of the Board of Directors granted deferred stock awards for 110,000 shares of common stock to the Company’s executive officers and on March 3, 2009 the Compensation Committee of the Board of Directors granted deferred stock awards for 45,600 shares of common stock to the Company’s non-executive employees. The awards granted to the non-executive employees vest on the first anniversary of the grant date and the awards for the executive officers vest equally on the first four anniversaries of the grant date.
     The compensation cost associated with the January 14, 2009 grants is $363, based on the fair market value of the shares on the date of grant pursuant to SFAS 123R. Of that amount $35 was recognized during the first quarter of 2009, the remaining $328 of unrecognized compensation expense will be amortized over the vesting period of the award. The compensation cost associated with the March 3, 2009 grants is $140, based on the fair market value of the shares on the date of grant pursuant to SFAS 123R. Of that amount $12 was recognized during the first quarter of 2009, the remaining $129 of unrecognized compensation expense will be amortized over the vesting period of the award.
     No other awards were made under the 2007 Plan or the 2004 Plan and 950 shares subject to grant were forfeited under the 2007 Plan in the first quarter of 2009.
     In addition there was equity based compensation expenses of $3, relating to stock options previously granted.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended March 31, 2009 as compared to the Three Months Ended March 31, 2008
RESULTS OF OPERATIONS

	Three Months Ended
	3/31/2009	3/31/2008	% Change
	(in millions, except for earnings
	per share)
Gross written premiums	$29.0	$24.1	20.3%
Net written premiums	27.0	21.7	24.4%

Earned premiums	$34.8	$35.8	-2.8%
Net investment income	2.8	2.7	3.7%
Net realized gains (losses)	(0.1)	—	*

Total revenues	37.5	38.5	-2.6%

Net loss and loss adjustment expense	20.9	21.1	-0.9%
Acquisition expenses	8.6	8.7	-1.1%
Other operating expenses	6.6	5.9	11.9%

Total expenses	36.1	35.7	1.1%

Pre-tax income	1.4	2.8	-50.0%
Federal income tax	(0.4)	0.7	*

Net income	$1.0	$3.5	-71.4%

Basic	$0.06	$0.22	-72.7%
Diluted	$0.06	$0.22	-72.7%

Basic	15.8	15.6	1.3%
Diluted	15.9	15.6	1.9%

Key operating ratios
Net loss and loss adjustment expense ratio	60.1%	58.9%	1.9%
Ratio of acquisition expense to earned premiums	24.7%	24.3%	1.7%
Ratio of all other expenses to gross written premiums	22.8%	24.5%	-7.0%

*	Not meaningful
     Net income for the quarter ended March 31, 2009 was $1.0 million, compared to net income of $3.5 million for the quarter ended March 31, 2008. Earnings per share for the quarter ended March 31, 2009 was $0.06, versus earnings per share of $0.22 for the quarter ended March 31, 2008. The decrease in our net income was due to a decrease in our pre-tax income and an increase in our taxes resulting from the full utilization of tax loss carry forwards which occurred in the second quarter of 2008. The decrease in our pre-tax income was primarily due to a decrease in our earned premiums, an increase on our loss and loss adjustment expense ratio and an increase in our other operating expenses (further explained below).
     Gross written premiums were $29.0 million for the three months ended March 31, 2009 compared to $24.1 million for the three months ended March 31, 2008. The increase in gross written premiums was attributable to premiums written under our workers’ compensation line. These were offset by rate reductions in our workers’ compensation line and decreasing premiums in our general liability line resulting from continuing deteriorating economic conditions.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by partner agent for the three months ended March 31, 2009 and 2008 were as follows:

	3/31/2009		3/31/2008
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Risk Transfer Holdings, Inc.	$11.0	37.9%	$9.2	38.2%
American Team Managers	5.5	19.0%	6.2	25.7%
Appalachian Underwriters, Inc.	5.5	19.0%	1.8	7.5%
AEON Insurance Group, Inc.	4.0	13.8%	5.6	23.2%
First Light Program Manager, Inc.	1.3	4.5%	0.4	1.7%
Northern Star Management, Inc.	1.1	3.8%	-	0.0%
Insential, Inc	0.2	0.7%	0.3	1.2%
Flying Eagle Insurance Service, Inc	0.1	0.3%	0.2	0.8%
Specialty Risk Solutions, LLC	-	0.0%	-	0.0%
Other	0.3	1.0%	0.4	1.7%

Total	$29.0	100.0%	$24.1	100.0%

     Our gross written premiums for the three months ended March 31, 2009 and 2008 by state were as follows:

	3/31/2009		3/31/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
California	$8.9	30.7%	$11.5	47.7%
Texas	2.6	9.0%	4.9	20.3%
Florida	1.4	4.8%	1.7	7.1%
Other States	16.1	55.5%	6.0	24.9%

Total	$29.0	100.0%	$24.1	100.0%

     Our gross written premiums by line of business for the three months ended March 31, 2009 and 2008 were as follows:

	3/31/2009		3/31/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Workers’ compensation	$18.4	63.4%	$11.9	49.4%
Commercial automobile	8.4	29.0%	7.6	31.5%
General liability	1.6	5.5%	3.9	16.2%
All Other	0.6	2.1%	0.7	2.9%

Total	$29.0	100.0%	$24.1	100.0%

     The change in our mix of business by agent, state and line of business was influenced by several large accounts that we wrote in the first quarter of 2009 in our workers’ compensation line in the state of Michigan which was partially offset by a continued reduction in our contractors business due to the downturn in the construction industry.
     Earned premiums were $34.8 million for the quarter ended March 31, 2009 compared to $35.8 million for the quarter ended March 31, 2008.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Net investment income was $2.8 million for the three months ended March 31, 2009 versus $2.7 million for the three months ended March 31, 2008.
     Acquisition expenses were $8.6 million for the three months ended March 31, 2009 compared to $8.7 million for the quarter ended March 31, 2008.
     Other operating expenses were $6.6 million for the quarter ended March 31, 2009 compared to $5.9 million for the quarter ended March 31, 2008. The increase in other operating expenses resulted mainly from a one-time expense relating to the proxy contest waged by Hallmark Financial Services, Inc.
     For the first quarter of 2009, our net loss and loss adjustment expense ratio was 60.1%, compared to 58.9% for the comparable quarter in 2008. This increase was primarily driven by higher loss ratios in our workers’ compensation book of business due to state mandated lower rates in Florida. This was partially offset by favorable prior year loss development for the first quarter of 2009 of $0.8 million primarily attributable to favorable loss development in our workers’ compensation line of business. For the three months ended March 31, 2008 we experienced favorable prior year loss development of $0.6 million primarily within our commercial automobile line of business.
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
Cash Flows
     A summary of our cash flows is as follows:

	Three Months Ended
	3/31/2009	3/31/2008
	(in millions)
Cash provided by (used in)
Operating activities	$(1.3)	$11.7
Investing activities	1.5	(11.3)
Financing activities	0.0	0.4

Change in cash	0.2	0.8

     For the three months ended March 31, 2009, net cash used by operating activities was $1.3 million, principally consisting of losses and expenses paid out exceeding premium and deposit collections. This amount compares to net cash from operating activities of $11.7 million for the three months ended March 31, 2008. The decrease in net cash provided by operating activities was primarily driven by the increase in loss and LAE payments resulting from the maturation of our book of business and a decrease in written premiums during 2008.
     Cash provided by investment activities was $1.5 million for the three months ended March 31, 2009, resulting from sales, redemptions, calls and maturities of investments exceeding purchases of new fixed maturity investments and purchases of equipment and capitalized software. For the three months ended March 31, 2008, cash used in investment activities was $11.3 million, also principally representing increases in investments and purchases of equipment and capitalized software.
     For the three months ended March 31, 2009, cash flows from financing activities from sales of Class B Shares to partner agents were negligible. For the three months ended March 31, 2008, cash flows from financing activities from sales of Class B Shares to partner agents were $0.4 million.
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
     The aggregate fair market value of our fixed maturity investments at March 31, 2009 was $219.5 million compared to amortized cost of $222.6 million. The aggregate fair market value of our fixed maturity investments at December 31, 2008 was $216.7 million compared to amortized cost of $220.7 million.
     During the first quarter of 2009, two of our available-for-sale securities with a fair value of $0.5 million and a book value of $0.7 million experienced an other-than-temporary impairment of $0.2 million. For information about our methodology for determining whether a security has experienced impairment see the discussion under the heading “ Item 1. Financial Statements - Note 5 — Recent Accounting Pronouncements” and Note 6 — Investments” of this quarterly report.
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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the fair value of our fixed maturity investments, including our short-term investments, as of March 31, 2009:

			Estimated
			Fair Value
		Assumed Change	After Change	Increase
	Fair Value at	in Relevant	in Interest	(Decrease) in
	3/31/2009	Interest Rate	Rate	Fair Value
	(in thousands)

Total Investments	$261,501	100 bp decrease	$270,952	$9,451
		50 bp decrease	266,170	4,669
		50 bp increase	256,939	(4,562)
		100 bp increase	252,488	(9,013)
     The average duration of our fixed maturity investments at March 31, 2009 was approximately 3.58 years.
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
     The portfolio of fixed maturities investments consists solely of high quality bonds and short-term investments at March 31, 2009. The following table summarizes bond ratings at fair value:
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

	As of 3/31/2009
		Percent of
Bond Ratings	Amount	Portfolio
	(in thousands)
AAA rated and U.S. Government and affiliated agency securities	$144,593	55.3%
AA rated	53,804	20.6%
A rated	58,043	22.2%
BBB rated	4,153	1.6%
BB rated	763	0.3%
B Rated	145	0.0%

Total	$261,501	100.0%

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
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 1A: Risk Factors
     There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
2009 First Quarter Form 10-Q
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

Date: May 8, 2009

By:	/s/ Peter E. Jokiel Name: Peter E. Jokiel
Title: Executive Vice President and Chief Financial Officer

Date: May 8, 2009
2009 First Quarter Form 10-Q
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
2009 First Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.