Form 10-Q
period 2009-06-30
Specialty Underwriters Alliance, Inc.
filed 2009-08-07
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 3, 2009, there were 14,574,596 shares of our common stock, $0.01 par value, or the Common Stock, outstanding and 1,354,328 shares of our Class B common stock, $0.01 par value, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	26
Item 6. Exhibits	26
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-31.1
EX-31.2
EX-32.1
EX-32.2
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(in thousands, except share data)

	6/30/2009	12/31/2008
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $231,131 and $220,744)	$231,891	$216,708
Short-term investments, at amortized cost (which approximates fair value)	33,153	46,697

Total Investments	265,044	263,405
Cash	1,383	208
Insurance premiums receivable	68,484	60,715

Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	79,725	79,598
Prepaid reinsurance premiums	245	309
Investment income accrued	2,554	2,467
Equipment and capitalized software at cost (less accumulated depreciation of $18,823 and $15,486)	12,901	13,562
Intangible assets	10,745	10,745
Deferred acquisition costs	16,982	18,156
Deferred tax asset	1,602	3,146
Other assets	2,867	2,426

Total Assets	$462,532	$454,737

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$218,400	$214,953
Unearned insurance premiums	79,247	80,600
Insured deposit funds	13,737	15,806
Accounts payable and other liabilities	10,435	7,089

Total Liabilities	321,819	318,448

Commitments (Note 8)
Stockholders’ equity
Common stock at $0.01 par value per share — authorized: 30,000,000 shares; issued: 14,779,417 and 14,712,355 shares; and outstanding: 14,571,596 and 14,437,355 shares	148	147
Class B common stock at $0.01 par value per share — authorized: 2,000,000 shares; issued and outstanding: 1,333,884 shares and 1,368,562 shares	13	14
Paid-in capital — Common Stock	130,394	129,926
Paid-in capital — Class B Common Stock	7,694	8,077
Accumulated earnings	2,573	1,693
Treasury stock (207,821 and 275,000 shares of common stock)	(1,003)	(1,347)
Accumulated other comprehensive income (loss)	894	(2,221)

Total Stockholders’ Equity	140,713	136,289

Total Liabilities & Stockholders’ Equity	$462,532	$454,737

The accompanying notes are an integral part of these consolidated financial statements.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited — in thousands, except for earnings per share)

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Revenues
Earned insurance premiums	$35,365	$34,195	$70,140	$69,945
Net investment income	2,775	2,670	5,549	5,323
Net realized gains, other than impairments	24	7	168	38

Subtotal: Revenue before impairments	38,164	36,872	75,857	75,306

Other than temporary impairment losses	(1,624)	-	(1,835)	-
Portion of loss recognized in other comprehensive income	1,259	-	1,259	-

Subtotal: Net impairment recognized in earnings	(365)	-	(576)	-

Total revenue	37,799	36,872	75,281	75,306

Expenses
Loss and loss adjustment expenses	23,045	20,941	43,979	41,999
Acquisition expenses	8,359	7,267	16,884	15,970
Other operating expenses	7,141	5,412	13,726	11,339

Total expenses	38,545	33,620	74,589	69,308

Pretax income (loss)	(746)	3,252	692	5,998
Income tax (expense) benefit	270	(1,002)	(175)	(283)

Net income (loss)	(476)	2,250	517	5,715
Net change in unrealized gains and losses for investments held, after tax	2,066	(2,685)	2,660	(2,233)
Impairments included in other comprehensive income (loss), after tax	818	-	818	-

Comprehensive income (loss)	$2,408	$(435)	$3,995	$3,482

Earnings (loss) per share available to common stockholders (in dollars)
Basic	$(0.03)	$0.14	$0.03	$0.37
Diluted	$(0.03)	$0.14	$0.03	$0.36

Weighted average shares outstanding
Basic	15,877	15,666	15,843	15,623
Diluted	15,917	15,809	15,941	15,766
The accompanying notes are an integral part of these consolidated financial statements.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of June 30, 2009
(Unaudited — in thousands)

							Accum.
							Other	Total
	Common	Paid-in	Common	Paid-in			Comp.	Stock-
	Stock	Capital	Stock	Capital	Retained	Treasury	Income	holders'
	Class A	Class A	Class B	Class B	Earnings	Stock	(Loss)	Equity

Balance at Dec. 31, 2008	$147	$129,926	$14	$8,077	$1,693	$(1,347)	$(2,221)	$136,289

Net income	-	-	-	-	517	-	-	517

Net change in unrealized investment gains, net of tax	-	-	-	-	-	-	2,660	2,660

Impairments included in other comprehensive income, net of tax	-	-	-	-	-	-	818	818

Stock issuance	1	111	(1)	(383)	-	344	-	72

Stock based compensation	-	357	-	-	-	-	-	357

Cumulative effect of adopting FSP FAS 115-2	-	-	-	-	363	-	(363)	-

Balance at June 30, 2009	$148	$130,394	$13	$7,694	$2,573	$(1,003)	$894	$140,713

The accompanying notes are an integral part of these consolidated financial statements.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited — in thousands)

	Six Months Ended
	6/30/2009	6/30/2008
Cash flows from operations
Net income	$517	$5,715

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(332)	(307)
Net realized losses (gains)	408	(38)
Amortization of bond premium (discount)	97	(10)
Depreciation	3,337	3,171
Net change in:
Reinsurance recoverable (payable) on unpaid loss and loss adjustment expense reserves	(127)	3,806
Loss and loss adjustment expense reserves	3,447	10,134
Insurance premiums receivable	(7,769)	491
Unearned insurance premiums	(1,353)	(8,253)
Deferred acquisition costs	1,174	1,705
Prepaid reinsurance premiums	64	214
Insured deposit funds	(2,069)	1,277
Other, net	3,129	(312)

Total adjustments	6	11,878

Net cash flows provided by operations	523	17,593

Cash flows from investing activities
Net decrease in short-term investments	13,545	12,710
Redemptions, calls and maturities of fixed maturity investments	19,051	18,042
Purchases of fixed maturity investments	(29,384)	(44,938)
Purchases of equipment and capitalized software	(2,676)	(3,643)

Net cash flows provided by (used for) investing activities	536	(17,829)

Cash flows from financing activities
Issuance of common stock	116	762
Treasury Stock Purchases	-	(1,347)

Net cash provided by (used for) financing activities	116	(585)

Net increase (decrease) in cash during the period	1,175	(821)

Cash at beginning of the period	208	968

Cash at the end of the period	$1,383	$147

The accompanying notes are an integral part of these consolidated financial statements.
2009 Second Quarter Form 10-Q
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
     The interim financial data as of June 30, 2009, and for the periods ended June 30, 2009 and June 30, 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position, or FSP Financial Accounting Standard, or FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability has significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the period ending June 30, 2009 did not have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 in the period ending June 30, 2009 did not have a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1. FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 in the period ending June 30, 2009 did not have a material effect on the Company’s financial position or results of operations.
     In January 2009, the FASB issued FSP Emerging Issues Task Force, or EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” or FSP EITF 99-20-1, which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20 to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management’s assumption of whether it is probable
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.
Note 3. Earnings Per Share
     Basic earnings per share is based on the weighted-average number of common shares outstanding during the period, while diluted earnings per share includes the weighted-average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method. The following table shows the computation of the Company’s earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Numerator for earnings per share
Net income (loss)	$(476)	$2,250	$517	$5,715

Denominator for earnings per share
Weighted-average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	16,097	15,684	16,090	15,632
Common stock in treasury	220	18	247	9

Weighted average shares outstanding - basic	15,877	15,666	15,843	15,623
Effect of dilutive securities[1] Stock awards	40	143	98	143

Weighted average shares outstanding - diluted	15,917	15,809	15,941	15,766

Earnings per share
Basic	$(0.03)	$0.14	$0.03	$0.37
Diluted	$(0.03)	$0.14	$0.03	$0.36

[1]	Outstanding options of 718,066 as of June 30, 2009 and June 30, 2008, respectively, have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2009 and June 30, 2008, as they were anti-dilutive.
Note 4. Income Taxes
     The components of current and deferred income taxes for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
Current tax expense	$(85)	$553	$507	$590
Deferred tax (benefit) expense	(185)	449	(332)	(307)

Total income tax (benefit) expense	$(270)	$1,002	$175	$283

     During the first quarter of 2008, based on profitability trends at the time, the Company believed that it was more likely than not that the deferred income tax assets would be realized. As such, the Company elected to eliminate its valuation allowance of $1,458. During the fourth quarter of 2008, the Company believed and continues to believe that certain state tax net operating loss carryforwards may not be realized in the future totaling $168 for which a valuation allowance has been maintained since December 31, 2008.
     As of June 30, 2009 and December 31, 2008, the Company had no tax basis net operating loss carry forwards. The Company accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60-month period commencing on November 23, 2004. The unamortized portions of these costs were $166 and $402 at June 30, 2009 and December 31, 2008, respectively.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
Note 5. Unpaid Loss and Loss Adjustment Expense Reserves
     Loss and loss adjustment expense, or LAE reserves are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The Company establishes estimates of amounts recoverable from its reinsurers in a manner consistent with the claims liability covered by the reinsurance contracts, net of an allowance for uncollectible amounts. The Company’s loss and LAE reserves represent management’s best estimate of reserves based on a composite of the results of various actuarial methods, as well as consideration of known facts and trends.
     As of June 30, 2009, the Company reported gross loss and LAE reserves of $218,400, of which $49,522 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. As of December 31, 2008, the Company reported gross loss and LAE reserves of $214,953, of which $53,262 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $3,218 as of June 30, 2009 and $2,612 as of December 31, 2008. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
Note 6. Investments
     The cost or amortized cost and estimated fair values of the Company’s fixed maturity investments at June 30, 2009 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Category	Cost	Gains	Losses	Value
U.S. Treasury	$9,791	$656	$-	$10,447
U.S. Government Agencies	30,239	1,562	(117)	31,684
Municipals	64,495	2,115	(214)	66,396
Corporate Fixed Maturity	62,233	2,413	(666)	63,980
Agency Mortgage Backed	39,338	1,852	-	41,190
Non-Agency Mortgage Backed	7,341	-	(1,939)	5,402
Commercial Mortgage Backed	13,394	-	(2,805)	10,589
Asset Backed	4,300	-	(2,097)	2,203

Total Fixed Maturities	$231,131	$8,598	$(7,838)	$231,891

2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The cost or amortized cost and estimated fair values of Company’s fixed maturity investments at December 31, 2008 were as follows:

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

     In addition to the above investments, the Company also held, at amortized cost, $33,153 and $46,697 in short term investments as of June 30, 2009 and December 31, 2008, respectively. The Company did not have any other investments.
Measuring Fair Value
     SFAS No. 157 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value.
     As of June 30, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	as of	Assets	Inputs	Inputs
Category	6/30/2009	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$10,447	$-	$10,447	$-
U.S. Government Agency	31,684	-	31,684	-
Municipal	66,396	-	66,396	-
Corporate Fixed Maturity	63,980	-	63,033	947
Agency Mortgage Backed	41,190	-	41,190	-
Non-Agency Mortgage Backed	5,402	-	-	5,402
Commercial Mortgage Backed	10,589	-	-	10,589
Asset Backed	2,203	-	-	2,203

Total Fixed Maturity Investments	$231,891	$-	$212,750	$19,141

2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	as of	Assets	Inputs	Inputs
Category	12/31/08	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$10,903	$-	$10,903	$-
U.S. Government Agency	37,227		37,227
Municipal	54,934		54,934
Corporate Fixed Maturity	55,536		55,536
Agency Mortgage Backed	40,439		40,439
Non-Agency Mortgage Backed	5,164			5,164
Commercial Mortgage Backed	9,889		8,676	1,213
Asset Backed	2,616		204	2,412

Total Fixed Maturity Investments	$216,708	$-	$207,919	$8,789

     The Company uses an independent pricing service to determine the fair value of substantially all of its investment assets. As of June 30, 2009, a total of nine securities with a total fair value of $4,828 were not priced by the Company’s independent pricing service, all of which were categorized Level 3 securities. The Company uses the following pricing methodology for each instrument in its portfolio.
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
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	6/30/2009	6/30/2009
Level 3 investments as of beginning of period	$16,586	$8,789
Transfers into level 3 (at beginning period value)	911	9,618
Purchases, sales, issuances, and settlements, net	(348)	(507)
Total gains or losses (realized/unrealized):
Included in earnings	(365)	(576)
Included in comprehensive income	2,357	1,817

Level 3 investments as of June 30, 2009	$19,141	$19,141

     The transfer into Level 3 during the first quarter of 2009 of securities with a fair value, as of December 31, 2008, of $8,677 was the result of reduced liquidity, and therefore reduced price transparency, related to commercial mortgage backed securities.
Impairment Review
     The Company’s methodology for assessing other-than-temporary impairments, or OTTI, is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary included: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial conditions and near-term prospects of the issuer; and (iii) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The majority of the Company’s structured securities are subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20, and FSP EITF 99-20-1 which allows management to analyze whether it is probable that there is an adverse change in the estimated cash flows. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, OTTI is deemed to have occurred. Based on recent guidance in FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” a company that does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total decline in fair value related to the credit loss is recognized in earnings as OTTI, with the amount related to other factors recognized in accumulated other comprehensive net loss, net of applicable income taxes. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
     The Company recorded an OTTI charge of $1,624 on investment securities during the three months ended June 30, 2009 of which $365 was recognized as a loss in earnings and $1,259 was recognized, net of taxes, as a loss in comprehensive income. The Company recorded an OTTI charge of $1,835 on investment securities during the six months ended June 30, 2009 of which $576 was recognized as a loss in earnings and $1,259 was recognized, net of taxes, as a loss in comprehensive income.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The following table provides a roll-forward of the OTTI showing the amounts that have been included in earnings and other comprehensive net loss.

	Recognized In
		Other
		Compre-
		hensive
	Earnings	Net Loss	Total
Beginning Balance, April 1, 2009	$1,060	$-	$1,060
Cumulative effect of adjustment resulting from adoption of FSP115-2, before income taxes	(559)	559	-

Subtotal	501	559	1,060
Other-than-temporary impairment loss	365	1,259	1,624

Ending balance, June 30, 2009	$866	$1,818	$2,684

Unrealized Losses
     Significant factors influencing the Company’s determination that unrealized losses were temporary included (i) the magnitude of the unrealized losses in relation to each security’s cost, (ii) the nature of the investment and (iii) that management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these investments for a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis. The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at June 30, 2009 by amount of time in a continuous unrealized loss position:

		Unrealized Losses
		Less than	Greater than
	Fair Value	12 Months	12 Months	Total
U.S. Government Agency	$3,063	$(37)	$(80)	$(117)
Municipal	15,043	(87)	(127)	(214)
Corporate Fixed Maturity	10,709	(25)	(641)	(666)
Non-Agency Mortgage Backed	4,790	-	(1,939)	(1,939)
Commercial Mortgage Backed	10,589	(52)	(2,753)	(2,805)
Asset Backed	1,555	-	(2,097)	(2,097)

Total Fixed Maturities	$45,749	$(201)	$(7,637)	$(7,838)

     The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at December 31, 2008 by amount of time in a continuous unrealized loss position:

		Unrealized Losses
		Less than	Greater than
	Fair Value	12 Months	12 Months	Total
Municipal	$21,713	$(679)	$-	$(679)
Corporate Fixed Maturity	35,201	(560)	(1,131)	(1,691)
Non-Agency Mortgage Backed	5,164	(279)	(2,338)	(2,617)
Commercial Mortgage Backed	9,889	(1,811)	(1,601)	(3,412)
Asset Backed	2,616	-	(2,054)	(2,054)

Total Fixed Maturities	$74,583	$(3,329)	$(7,124)	$(10,453)

     Temporary losses on investment securities are primarily a result of market illiquidity and certain asset classes being out of favor with investors and are recorded as unrealized losses. The Company considered all relevant factors, including expected recoverability of cashflows, in assessing whether the loss was other-than-temporary. The Company does not intend to sell its fixed maturity securities, and it is not more likely than not that the Company will be required to sell these investments, until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
Note 7. Equity-Based Compensation
     On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards and deferred stock awards. In addition, should any of the options outstanding under the 2004 Plan be terminated, those shares will become available under the 2007 Plan.
     The 2007 Plan provides for an automatic grant of 3,000 unrestricted shares of common stock to each independent director on the first business day following such director’s re-election to the Board of Directors at the Annual Meeting of the Stockholders. On May 6, 2009, 15,000 shares were granted to independent directors who were re-elected to the Board at the 2009 Annual Meeting of the Stockholders held on May 5, 2009.
     The compensation cost associated with the grants of common stock on May 6, 2009 is $51 based on the fair market value of the shares on the date of grant pursuant to SFAS 123R which was completely recognized during the second quarter of 2009.
     No other awards were made under the 2007 Plan or the 2004 Plan and 50 shares subject to grant were forfeited under the 2007 Plan in the second quarter of 2009.
     In addition there was equity based compensation expenses of $3, relating to stock options previously granted.
Note 8. Commitments and Contingencies
     FBR Capital Markets & Co., or FBR, acted as financial advisor to the Company in connection with the entry into the Amended and Restated Agreement and Plan of Merger by and among the Company, Tower Group, Inc., or Tower, and Tower S.F. Merger Corporation, a wholly owned subsidiary of Tower, effective as of June 21, 2009 as well as other merger proposals received by the Company in 2008 and 2009 and received an aggregate of $100 in retainers for its services. FBR also received a fee of $500 in connection with the delivery of its fairness opinion and will receive a fee equal to 1.25% of the aggregate consideration of the merger as of the consummation thereof, less any retainer and fairness opinion fees. Assuming an average Tower stock price of $25.00, the total fee to FBR (including the retainer fees and opinion fee previously paid) would be approximately $1,392.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
     On June 21, 2009, the Company, Tower Group, Inc., or Tower, and Tower S.F. Merger Corporation, a wholly-owned subsidiary of Tower, or Merger Sub, entered into an Agreement and Plan of Merger, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Tower. Upon the consummation of the merger, the Company’s common stock will be delisted. On July 22, 2009, the Company, Tower and Merger Sub executed an Amended and Restated Agreement and Plan of Merger, or the merger agreement, effective as of June 21, 2009, to make certain corrections to the original merger agreement. For further information about the merger or to view the merger agreement, see our current reports on Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on June 22, 2009 and July 24, 2009.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended June 30, 2009 as compared to the Three Months Ended June 30, 2008
RESULTS OF OPERATIONS

	Three Months Ended
	6/30/2009	6/30/2008	% Change
	(in millions, except for
	earnings per share)
Gross written premiums	$43.9	$41.8	5.0%
Net written premiums	41.8	39.9	4.8%

Earned premiums	$35.4	$34.2	3.5%
Net investment income	2.8	2.7	3.7%
Net realized gains (losses)	(0.3)	-	*

Total revenues	37.9	36.9	2.7%

Net loss and loss adjustment expense	23.0	20.9	10.0%
Acquisition expenses	8.4	7.3	15.1%
Other operating expenses	7.2	5.4	33.3%

Total expenses	38.6	33.6	14.9%

Pre-tax income (loss)	(0.7)	3.3	*
Federal income (tax) benefit	0.2	(1.0)	*

Net income (loss)	$(0.5)	$2.3	*

Basic	$(0.03)	$0.14	*
Diluted	$(0.03)	$0.14	*

Basic	15.9	15.7	1.3%
Diluted	15.9	15.8	0.6%

Key operating ratios
Net loss and loss adjustment expense ratio	65.0%	61.2%	6.2%
Ratio of acquisition expense to earned premiums	23.7%	21.3%	11.2%
Ratio of all other expenses to gross written premiums	16.4%	13.0%	26.2%

*	Not meaningful
     Net loss for the quarter ended June 30, 2009 was $0.5 million, compared to net income of $2.3 million for the quarter ended June 30, 2008. Loss per share for the quarter ended June 30, 2009 was $0.03, versus earnings per share of $0.14 for the quarter ended June 30, 2008. The decrease in our net income was due to several factors, including (i) the operating expenses incurred as a result of both the proxy contest waged at the annual meeting of stockholders held on May 5, 2009 and the negotiation of the merger agreement we entered into with Tower on June 21, 2009, (ii) the increase to our net loss and loss adjustment ratio resulting from several large losses in our commercial automobile line and (iii) the increase in our acquisition expense ratio resulting from higher commission rates paid to our partner agents.
     Gross written premiums were $43.9 million for the three months ended June 30, 2009 compared to $41.8 million for the three months ended June 30, 2008. The increase in gross written premiums was attributable to increased premiums in our commercial automobile line of business offset by rate reductions affecting the renewal business in our workers’ compensation line.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by partner agent for the three months ended June 30, 2009 and 2008 were as follows:

	6/30/2009		6/30/2008
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Risk Transfer Programs, LLC	$17.6	40.1%	$22.3	53.3%
American Team Managers	6.4	14.6%	6.5	15.6%
Appalachian Underwriters, Inc.	5.9	13.4%	2.1	5.0%
Specialty Risk Solutions, LLC	4.1	9.3%	0.9	2.2%
Northern Star Management, Inc.	3.5	8.0%	2.0	4.8%
AEON Insurance Group, Inc.	3.4	7.7%	5.2	12.4%
First Light Program Manager, Inc.	2.9	6.6%	1.0	2.4%
Insential, Inc.	0.2	0.5%	0.4	1.0%
Flying Eagle Insurance Service, Inc.	-	0.0%	0.3	0.7%
Other	(0.1)	-0.2%	1.1	2.6%

Total	$43.9	100.0%	$41.8	100.0%

     Our gross written premiums for the three months ended June 30, 2009 and 2008 by state were as follows:

	6/30/2009		6/30/2008
	Gross	% of Total	Gross	% of Total
	Written	Gross Written	Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Florida	$12.2	27.8%	$10.7	25.6%
California	11.0	25.1%	14.2	34.0%
Texas	4.5	10.3%	1.3	3.1%
Other states	16.2	36.8%	15.6	37.3%

Total	$43.9	100.0%	$41.8	100.0%

     Our gross written premiums by line of business for the three months ended June 30, 2009 and 2008 were as follows:

	6/30/2009		6/30/2008
	Gross	% of Total	Gross	% of Total
	Written	Gross Written	Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Workers’ compensation	$25.7	58.6%	$26.4	63.2%
Commercial automobile	13.0	29.6%	10.4	24.9%
General liability	4.7	10.7%	4.2	10.0%
All other	0.5	1.1%	0.8	1.9%

Total	$43.9	100.0%	$41.8	100.0%

     The change in our mix of business by agent, state and line of business was influenced by an increase of premium in our commercial automobile line of business which was partially offset by rate reductions affecting the renewal business in our workers’ compensation line.
     Earned premiums were $35.4 million for the quarter ended June 30, 2009 compared to $34.2 million for the quarter ended June 30, 2008.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Net investment income was $2.8 million for the three months ended June 30, 2009 versus $2.7 million for the three months ended June 30, 2008.
     Acquisition expenses were $8.4 million for the three months ended June 30, 2009 compared to $7.3 million for the quarter ended June 30, 2008. The increase in acquisition expenses was primarily the result of higher commission rates paid to our partner agents resulting from the continuation of a soft insurance market.
     Other operating expenses were $7.2 million for the quarter ended June 30, 2009 compared to $5.4 million for the quarter ended June 30, 2008. The increase in other operating expenses was primarily attributable to the one-time expenses of approximately $1.6 million incurred as a result of both the proxy contest waged at the annual meeting of stockholders held on May 5, 2009 and the negotiation of the merger agreement entered into with Tower Group, Inc. on June 21, 2009.
     For the second quarter of 2009, our net loss and loss adjustment expense ratio was 65.0%, compared to 61.2% for the comparable quarter in 2008. This increase was primarily driven by higher loss ratios in our commercial automobile line of business resulting from several large losses in that line. This was partially offset by favorable prior year loss development for the second quarter of 2009 of $1.0 million primarily attributable to favorable loss development in our general liability line of business. For the three months ended June 30, 2008 we experienced favorable prior year loss development of $0.6 million across all lines of business.
Six Months Ended June 30, 2009 as compared to the Six Months Ended June 30, 2008
RESULTS OF OPERATIONS

	Six Months Ended
	6/30/2009	6/30/2008	% Change
	(in millions, except for
	earnings per share)
Gross written premiums	$72.9	$65.9	10.6%
Net written premiums	68.8	61.6	11.7%

Earned premiums	$70.1	$69.9	0.3%
Net investment income	5.6	5.3	5.7%
Net realized gains (losses)	(0.4)	0.1	*

Total revenues	75.3	75.3	0.0%

Net loss and loss adjustment expense	44.0	42.0	4.8%
Acquisition expenses	16.9	16.0	5.6%
Other operating expenses	13.7	11.3	21.2%

Total expenses	74.6	69.3	7.6%

Pre-tax income	0.7	6.0	-88.3%
Federal income tax	(0.2)	(0.3)	*

Net income	$0.5	$5.7	-91.2%

Basic	$0.03	$0.37	-91.4%
Diluted	$0.03	$0.36	-91.3%

Basic	15.8	15.6	1.3%
Diluted	15.9	15.8	0.6%

Key operating ratios
Net loss and loss adjustment expense ratio	62.8%	60.0%	4.6%
Ratio of acquisition expense to earned premiums	24.1%	22.8%	5.7%
Ratio of all other expenses to gross written premiums	18.8%	17.2%	9.3%

*	Not meaningful
     Net income for the six months ended June 30, 2009 was $0.5 million, compared to net income of $5.7 million for the comparable period ended June 30, 2008. Earnings per share for the six months ended June 30, 2009 was $0.03, versus earnings per share of $0.37 and $0.36 on a basic and diluted basis, respectively, for the same period
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

ended June 30, 2008. The decrease in our net income was due to several factors, including (i) the operating expenses incurred as a result of both the proxy contest waged at the annual meeting of stockholders held on May 5, 2009 and the negotiation of the merger agreement entered into with Tower on June 21, 2009, (ii) the increase to our net loss and loss adjustment ratio resulting from several large losses in our commercial automobile line and (iii) the increase in our acquisition expense ratio resulting from higher commission rates paid to our partner agents.
     Gross written premiums were $72.9 million for the six months ended June 30, 2009 compared to $65.9 million for the six months ended June 30, 2008. The increase in gross written premiums was attributable to increased premiums in our workers’ compensation and commercial automobile lines of business which increase was partially offset by rate reductions affecting the renewal business in our workers’ compensation line of business and by decreasing premiums in the first quarter of 2009 in our general liability line of business resulting from continuing deteriorating economic conditions.
     Our gross written premiums by partner agent for the six months ended June 30, 2009 and 2008 were as follows:

	6/30/2009		6/30/2008
	Gross Written	% of Total Gross	Gross Written	% of Total Gross
	Premium	Written Premium	Premium	Written Premium
	(in millions)
Risk Transfer Programs, LLC	$28.6	39.3%	$31.5	47.7%
American Team Managers	11.9	16.3%	12.7	19.3%
Appalachian Underwriters, Inc.	11.4	15.6%	3.9	5.9%
AEON Insurance Group, Inc.	7.4	10.2%	10.8	16.4%
Northern Star Management, Inc.	4.6	6.3%	2.0	3.0%
First Light Program Manager, Inc.	4.2	5.8%	1.4	2.1%
Specialty Risk Solutions, LLC	4.1	5.6%	0.9	1.4%
Insential, Inc.	0.4	0.5%	0.7	1.1%
Flying Eagle Insurance Service, Inc.	0.1	0.1%	0.5	0.8%
Other	0.2	0.3%	1.5	2.3%

Total	$72.9	100.0%	$65.9	100.0%

     Our gross written premiums for the six months ended June 30, 2009 and 2008 by state were as follows:

	6/30/2009		6/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
California	$19.9	27.3%	$25.7	39.0%
Florida	13.6	18.7%	12.4	18.8%
Texas	7.1	9.7%	6.2	9.4%
Other states	32.3	44.3%	21.6	32.8%

Total	$72.9	100.0%	$65.9	100.0%

2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by line of business for the six months ended June 30, 2009 and 2008 were as follows:

	6/30/2009		6/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Workers’ compensation	$44.1	60.5%	$38.3	58.1%
Commercial automobile	21.4	29.4%	18.0	27.3%
General liability	6.3	8.6%	8.1	12.3%
All other	1.1	1.5%	1.5	2.3%

Total	$72.9	100.0%	$65.9	100.0%

     The change in our mix of business by agent, state and line of business was influenced by increased premiums in our commercial automobile and our workers’ compensation lines of business which were partially offset by rate reductions affecting the renewal business in our workers’ compensation line of business and continued reduction in our contractors business due to the downturn in the construction industry.
     Earned premiums were $70.1 million for the six months ended June 30, 2009 compared to $69.9 million for the comparable period ended June 30, 2008.
     Net investment income was $5.6 million for the six months ended June 30, 2009 versus $5.3 million for the three same period ended June 30, 2008.
     Acquisition expenses were $16.9 million for the six months ended June 30, 2009 compared to $16.0 million for the six months ended June 30, 2008. The increase in acquisition expenses was primarily the result of higher commission rates paid to our partner agents resulting from the continuation of a soft insurance market.
     Other operating expenses were $13.7 million for the six months ended June 30, 2009 compared to $11.3 million for the six months ended June 30, 2008. The increase in other operating expenses was primarily attributable to the one-time expenses of approximately $1.7 million incurred as a result of both the proxy contest waged at the annual meeting of stockholders held on May 5, 2009 and the negotiation of the merger agreement entered into with Tower Group, Inc. on June 21, 2009.
     For the first half of 2009, our net loss and loss adjustment expense ratio was 62.8%, compared to 60.0% for the comparable period in 2008. This increase was primarily driven by higher loss ratios in our commercial automobile line of business resulting from several large losses in that line. The increase in our loss ratio was partially offset by favorable prior year loss development for the six months ended June 30, 2009 of $1.8 million primarily attributable to favorable loss development in our contractors and workers’ compensation lines of business. For the six months ended June 30, 2008, we experienced favorable prior year loss development of $1.3 million primarily within our commercial automobile line of business.
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
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Cash Flows
     A summary of our cash flows is as follows:

	Six Months Ended
	6/30/2009	6/30/2008
	(in millions)
Cash provided by (used in)
Operating activities	$0.5	$17.6
Investing activities	0.6	(17.8)
Financing activities	0.1	(0.6)

Change in cash	$1.2	$(0.8)

     For the six months ended June 30, 2009, net cash used by operating activities was $0.5 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash from operating activities of $17.6 million for the three months ended June 30, 2008. The decrease in net cash provided by operating activities was primarily driven by the increase in loss and LAE payments resulting from the maturation of our book of business and a decrease in written premiums during 2008.
     Cash provided by investment activities was $0.6 million for the six months ended June 30, 2009, resulting from sales, redemptions, calls and maturities of investments exceeding purchases of new fixed maturity investments and purchases of equipment and capitalized software. For the three months ended June 30, 2008, cash used in investment activities was $17.8 million, principally representing increases in investments and purchases of equipment and capitalized software.
     For the six months ended June 30, 2009, cash flows from financing activities from sales of Class B Shares to partner agents were $0.1 million. For the six months ended June 30, 2008, cash flows used for financing activities were $0.6 million primarily relating to the repurchase of treasury shares partially offset from sales of Class B Shares to partner agents.
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
     The aggregate fair market value of our fixed maturity investments as of June 30, 2009 was $231.9 million compared to amortized cost of $231.1 million. The aggregate fair market value of our fixed maturity investments as of December 31, 2008 was $216.7 million compared to amortized cost of $220.7 million.
     During the second quarter of 2009, a total of six of our available-for-sale securities with a fair market value of $2.3 million, as of June 30, 2009, have experienced an other-than-temporary impairment of $1.6 million of which $0.4 million was recognized in earnings and $1.2 million was recognized in other comprehensive net earnings. During the six months ended June 30, 2009, six of our available-for-sale securities with a fair market value of $2.3 million, as of June 30, 2009, have experienced an other-than-temporary impairment of $1.8 million, of which $0.6 million was recognized in earnings and $1.2 million was recognized in comprehensive income.
     For information about our methodology for determining whether a security has experienced impairment see the discussion under the heading “ ITEM 1. FINANCIAL STATEMENTS — Note 2 — Recent Accounting Pronouncements” and “Note 6 — Investments” of this quarterly report.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We seek to mitigate that risk by a number of actions, as described below.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Interest Rate Risk
     Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. We monitor this exposure through periodic reviews of our consolidated asset and liability positions. We model and periodically review estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves.
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the fair value of our fixed maturity investments, including our short-term investments, as of June 30, 2009:

			Estimated
			Fair Value
		Assumed Change	After Change	Increase
	Fair Value as	in Relevant	in Interest	(Decrease) in
	of 6/30/2009	Interest Rate	Rate	Fair Value
	(in thousands)

Total Investments	$265,044	100 bp decrease	$275,352	$10,308
		50 bp decrease	270,144	5,100
		50 bp increase	260,112	(4,932)
		100 bp increase	255,293	(9,751)
     The average duration of our fixed maturity investments at June 30, 2009 was approximately 3.88 years.
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
     The portfolio of fixed maturities investments consists solely of high quality bonds and short-term investments as of June 30, 2009. The following table summarizes bond ratings at fair value:

	As of 6/30/2009
		Percent of
Bond Ratings	Amount	Portfolio
	(in thousands)
AAA rated and U.S. Government and affiliated agency securities	$133,077	50.2%
AA rated	59,949	22.6%
A rated	62,058	23.4%
BBB rated	6,848	2.6%
BB rated	2,638	1.0%
B Rated	50	0.0%
C Rated	424	0.2%

Total	$265,044	100.0%

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
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     None.
ITEM 1A: RISK FACTORS
     You should carefully consider the following risks. These risks, which are related to our proposed merger, which we refer to as the merger, with Tower Group, Inc., or Tower and Tower S.F. Merger Corporation, or Merger Sub, a wholly-owned subsidiary of Tower, could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline. The merger is pursuant to an Amended and Restated Agreement and Plan of Merger entered into on July 22, 2009 and dated as of June 21, 2009, by and between us, Tower and Merger Sub, or the merger agreement. These risks are not exclusive and additional risks to which we are subject include, but are not limited to, the risks of our businesses in our Annual Report on Form 10-K for the year ended December 31, 2008 and the factors mentioned in any forward-looking statements contained herein or therein.
Failure to complete the merger may negatively impact our business, financial condition, results of operations, prospects and stock price.
     The merger is subject to the satisfaction or waiver of a number of closing conditions and there can be no assurance that the conditions to the completion of the merger will be satisfied or waived. These conditions include:

•	adoption by holders of our Common Stock of the merger agreement;

•	receipt of required regulatory approvals, including approvals by the California and Illinois departments of insurance;

•	the absence of any injunctions or other legal restraints, having the effect of making the merger illegal or preventing the completion of the merger;

•	the absence of any event or development that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect (as defined in the merger agreement) on us;

•	receipt of a legal opinion by each of Tower and us from our respective counsel to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code;

•	effectiveness of a proxy statement/prospectus and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose;

•	other customary closing conditions.
     If the merger is not completed, we will be subject to several risks, including:

•
the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of us by equity investors and a resulting decline in the market price of the common stock;

•
we may be required to pay a termination fee of $3,000,000, if the merger agreement is terminated under certain circumstances, as well as the reimbursement of certain reasonable, out-of-pocket transaction expenses up to $1,000,000;

•	we expect to incur substantial transaction costs in connection with the merger; and

•	we would not realize any of the anticipated benefits of having completed the merger.
The merger agreement also restricts us from engaging in certain actions and taking certain action without Tower’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger or termination of the merger agreement.
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

If the merger is not completed, these risks may materialize and materially adversely affect our business, financial condition, results of operations, prospects and stock price.
The announcement and pendency of the merger could have an adverse effect on our stock price, business, financial conditions, results of operations or business prospects.
     The announcement and pendency of the merger could disrupt our business in the following ways, among others:

•	employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel;

•
the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of our company, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•
third parties with business relationships with us may seek to terminate and/or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements or otherwise.

     Any of these matters could adversely affect our business, financial condition, results of operations, prospects and stock price.
ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES
     On June 4, 2009 and June 8, 2009, American Team Managers Insurance Services, Inc., or ATM, exchanged 62,062 and 5,000 Class B Shares, respectively, into an equal number of shares of our Common Stock, pursuant to the terms of the Amended and Restated Securities Purchase Agreement between the Company and ATM dated September 8, 2005, as amended, or the Purchase Agreement.
     The issuance of the Common Stock as a result of the conversion of the Class B Shares pursuant to the Purchase Agreement was made in reliance on the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of stockholders held on May 5, 2009, the stockholders elected each of the following director nominees to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, with the following votes:

	For	Withheld
Courtney C. Smith	6,607,622	85,615
Robert E. Dean	6,607,622	85,615
Raymond C. Groth	6,607,622	85,615
Paul A. Philp	6,607,622	85,615
Robert H. Whitehead	6,607,622	85,615
Russell E. Zimmermann	6,607,622	85,615
     With respect to the Board seat held prior to the May 5, 2009 meeting by Peter E. Jokiel, none of the remaining four nominees — Robert M. Fishman, C. Gregory Peters, Mark E. Pape and Mr. Jokiel - received a plurality of the votes of the shares present in person or represented by proxy at the Annual Meeting. Mr. Fishman, Mr. Peters and Mr. Pape, nominated by Hallmark Financial Services, Inc. and certain related parties, or Hallmark, each received 6,225,738 votes. Mr. Jokiel, nominated by the Company, received 4,881,184 votes.
     On July 1, 2009, Mr. Jokiel resigned as a member of the board of directors of the Company. Concurrently with Mr. Jokiel’s resignation, upon the recommendation of the nominating and corporate governance committee of the Company, or the committee, the board appointed Mr. Pape to fill the vacancy created by Mr. Jokiel’s resignation. Mr. Pape was appointed as a director pursuant to an agreement entered into by and among the Company and Hallmark on June 5, 2009. Under the terms of the agreement, the Company agreed that the committee would meet with two individuals nominated by Hallmark and, to the extent the committee found any such persons qualified to
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

serve as a director of the Company, recommend one such person to the Board to be appointed as a director simultaneously with Mr. Jokiel’s resignation. Mr. Pape was appointed to the Board pursuant to this procedure.
     At the same meeting, the selection of PricewaterhouseCoopers LLP as independent registered accounting firm for the current year was ratified, with the following votes:

For	Against	Abstentions
12,697,447	27,072	260,881
ITEM 5: OTHER INFORMATION
     None.
ITEM 6: EXHIBITS
     Exhibits:

Exhibit
Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, executed on July 22, 2009 and dated as of June 21, 2009, between the Registrant, Tower Group, Inc. and Tower S.F. Merger Corporation (Incorporated by reference to Exhibit 2.1, filed with the Registrant’s Current Report on Form 8-K filed on July 24, 2009)

10.1*
Stock Purchase Agreement, dated March 22, 2004, between the Registrant and OneBeacon Insurance Company, including Exhibit A, Instrument of Transfer and Assumption, dated February 10, 2004, between OneBeacon Insurance Company and Potomac Insurance Company of Illinois

10.2*	Amendment No. 7 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated April 30, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.3*	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 18, 2009, between the Registrant and AEON Insurance Group, Inc.

10.4*	Second Amendment to the Amended and Restated Securities Purchase Agreement, dated June 4, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.5*	Amended and Restated SUA Insurance Company Partner Agent Program Agreement, dated June 10, 2009, between the Registrant and Risk Transfer Holdings, Inc.

10.6*	Second Amendment to the Amended and Restated Securities Purchase Agreement, dated June 10, 2009, between the Registrant and Risk Transfer Holdings, Inc.

10.7*	Partner Agent Assignment and Assumption Agreement, dated June 10, 2009, between the Registrant, Risk Transfer Holdings, Inc. and Risk Transfer Programs, LLC

10.8*	Securities Purchase Assignment and Assumption Agreement, dated June 10, 2009, between the Registrant, Risk Transfer Holdings, Inc. and Risk Transfer Programs, LLC

10.9*	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 11, 2009, between the Registrant and Specialty Risk Solutions, LLC

10.10*	Fifth Amendment to the Securities Purchase Agreement, dated June 11, 2009, between the Registrant and Specialty Risk Solutions, LLC

10.11*	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the Registrant and AEON Insurance Group, Inc.

10.12*	Amendment No. 8 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.13*	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the Registrant and Specialty Risk Solutions, LLC

10.14*	Amendment No. 1 to the SUA Insurance Company Amended and Restated Partner Agent Program Agreement, dated June 19, 2009, between the Registrant and Risk Transfer Programs, LLC

31.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
2009 Second Quarter Form 10-Q
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

Date: August 7, 2009

By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President and Chief
Financial Officer

Date: August 7, 2009
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Exhibits Index:

Exhibit
Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, executed on July 22, 2009 and dated as of June 21, 2009, between the Registrant, Tower Group, Inc. and Tower S.F. Merger Corporation (Incorporated by reference to Exhibit 2.1, filed with the Registrant’s Current Report on Form 8-K filed on July 24, 2009)

10.1*
Stock Purchase Agreement, dated March 22, 2004, between the Registrant and OneBeacon Insurance Company, including Exhibit A, Instrument of Transfer and Assumption, dated February 10, 2004, between OneBeacon Insurance Company and Potomac Insurance Company of Illinois

10.2*	Amendment No. 7 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated April 30, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.3*	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated May 18, 2009, between the Registrant and AEON Insurance Group, Inc.

10.4*	Second Amendment to the Amended and Restated Securities Purchase Agreement, dated June 4, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.5*	Amended and Restated SUA Insurance Company Partner Agent Program Agreement, dated June 10, 2009, between the Registrant and Risk Transfer Holdings, Inc.

10.6*	Second Amendment to the Amended and Restated Securities Purchase Agreement, dated June 10, 2009, between the Registrant and Risk Transfer Holdings, Inc.

10.7*	Partner Agent Assignment and Assumption Agreement, dated June 10, 2009, between the Registrant, Risk Transfer Holdings, Inc. and Risk Transfer Programs, LLC

10.8*	Securities Purchase Assignment and Assumption Agreement, dated June 10, 2009, between the Registrant, Risk Transfer Holdings, Inc. and Risk Transfer Programs, LLC

10.9*	Amendment No. 2 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 11, 2009, between the Registrant and Specialty Risk Solutions, LLC

10.10*	Fifth Amendment to the Securities Purchase Agreement, dated June 11, 2009, between the Registrant and Specialty Risk Solutions, LLC

10.11*	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the Registrant and AEON Insurance Group, Inc.

10.12*	Amendment No. 8 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the Registrant and American Team Managers Insurance Services, Inc.

10.13*	Amendment No. 3 to the Specialty Underwriters’ Alliance, Inc. Partner Agent Program Agreement, dated June 18, 2009, between the registrant and Specialty Risk Solutions, LLC

10.14*	Amendment No. 1 to the SUA Insurance Company Amended and Restated Partner Agent Program Agreement, dated June 19, 2009, between the registrant and Risk Transfer Programs, LLC

31.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Courtney C. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Peter E. Jokiel, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
2009 Second Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.