Form 10-Q
period 2009-09-30
Specialty Underwriters Alliance, Inc.
filed 2009-11-09
CIK 1297568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 6, 2009, there were 14,574,596 shares of our common stock, $0.01 par value, or the Common Stock, outstanding and 1,354,328 shares of our Class B common stock, $0.01 par value, or the Class B Shares, outstanding.

SPECIALTY UNDERWRITERS’ ALLIANCE, INC.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Specialty Underwriters’ Alliance, Inc.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(in thousands, except share data)

	9/30/2009	12/31/2008
	(unaudited)
ASSETS
Fixed maturity investments, at fair value (amortized cost: $236,290 and $220,744)	$244,135	$216,708
Short-term investments, at amortized cost (which approximates fair value)	60,454	46,697

Total Investments	304,589	263,405
Cash	1,520	208
Insurance premiums receivable	59,222	60,715

Reinsurance recoverable on paid and unpaid loss and loss adjustment expenses	73,883	79,598
Prepaid reinsurance premiums	337	309
Investment income accrued	2,476	2,467
Equipment and capitalized software at cost (less accumulated depreciation of $20,465 and $15,486)	12,323	13,562
Intangible assets	10,745	10,745
Deferred acquisition costs	21,408	18,156
Federal income tax recoverable	1,173	115
Deferred tax asset	-	3,146
Other assets	4,201	2,426

Total Assets	$491,877	$454,852

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$222,232	$214,953
Unearned insurance premiums	103,275	80,600
Insured deposit funds	13,261	15,806
Deferred tax liability	691	-
Accounts payable and other liabilities	8,103	7,204

Total Liabilities	347,562	318,563

Commitments (Note 8)
Stockholders’ equity
Common stock at $0.01 par value per share — authorized: 30,000,000 shares; issued: 14,779,417 shares and 14,712,355 shares; and outstanding: 14,574,596 shares and 14,437,355 shares	148	147
Class B common stock at $0.01 par value per share — authorized: 2,000,000 shares; issued and outstanding: 1,354,328 shares and 1,368,562 shares	13	14
Paid-in capital — common stock	130,553	129,926
Paid-in capital — class B common stock	7,832	8,077
Accumulated earnings	1,276	1,693
Treasury stock (204,821 and 275,000 shares of common stock)	(1,003)	(1,347)
Accumulated other comprehensive income (loss)	5,496	(2,221)

Total Stockholders’ Equity	144,315	136,289

Total Liabilities & Stockholders’ Equity	$491,877	$454,852

The accompanying notes are an integral part of these consolidated financial statements.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited — in thousands, except for earnings per share)

	Three Months Ended		Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Revenues
Earned insurance premiums	$44,280	$37,208	$114,420	$107,153
Net investment income	2,722	2,662	8,271	7,985
Net realized gains (losses)	(381)	4	(213)	42

Subtotal: Revenue before impairments	46,621	39,874	122,478	115,180

Other than temporary impairment losses	(363)	(849)	(2,198)	(849)
Loss (gain) recognized in other comprehensive income	(253)	-	1,006	-

Subtotal: Net impairment recognized in earnings	(616)	(849)	(1,192)	(849)

Total revenue	46,005	39,025	121,286	114,331

Expenses
Loss and loss adjustment expenses	31,812	22,444	75,791	64,443
Acquisition expenses	10,470	8,531	27,354	24,501
Other operating expenses	5,795	6,234	19,521	17,573

Total expenses	48,077	37,209	122,666	106,517

Pretax income (loss)	(2,072)	1,816	(1,380)	7,814
Income tax (expense) benefit	775	(515)	600	(798)

Net income (loss)	(1,297)	1,301	(780)	7,016
Net change in unrealized gains and losses for investments held, after tax	4,438	(3,785)	8,734	(6,018)
Impairments included in other comprehensive income (loss), after tax	164	-	(654)	-

Comprehensive income (loss)	$3,305	$(2,484)	$7,300	$998

Earnings (losses) per share available to common stockholders (in dollars)
Basic and diluted	$(0.08)	$0.08	$(0.05)	$0.45

Weighted average shares outstanding
Basic	15,924	15,516	15,870	15,587
Diluted	15,924	15,567	15,870	15,743
The accompanying notes are an integral part of these consolidated financial statements.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statement of Stockholders’ Equity
As of September 30, 2009
(Unaudited — in thousands)

							Accum.
							Other	Total
	Common	Paid-in	Common	Paid-in			Comp.	Stock-
	Stock	Capital	Stock	Capital	Retained	Treasury	Income	holders’
	Class A	Class A	Class B	Class B	Earnings	Stock	(Loss)	Equity
Balance at Dec. 31, 2008	$147	$129,926	$14	$8,077	$1,693	$(1,347)	$(2,221)	$136,289

Net income	-	-	-	-	(780)	-	-	(780)

Net change in unrealized investment gains, net of tax	-	-	-	-	-	-	8,734	8,734

Impairments included in other comprehensive income, net of tax	-	-	-	-	-	-	(654)	(654)

Stock issuance	1	110	(1)	(245)	-	344	-	209

Treasury stock purchases	-	-	-	-	-	-	-	-

Stock based compensation	-	517	-	-	-	-	-	517

Cumulative effect of adopting FSP FAS 115-2	-	-	-	-	363	-	(363)	-

Balance at Sept. 30, 2009	$148	$130,553	$13	$7,832	$1,276	$(1,003)	$5,496	$144,315

The accompanying notes are an integral part of these consolidated financial statements.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited — in thousands)

	Nine Months Ended
	9/30/2009	9/30/2008
Cash flows from operations
Net income	$(780)	$7,016

Charges (credits) to reconcile net income to cash flows from operations:
Change in deferred income tax	(522)	(309)
Net realized losses	1,405	807
Amortization of bond premium	214	71
Depreciation	4,979	4,931
Net change in:
Reinsurance recoverable on unpaid loss and loss adjustment expense reserves	5,715	3,056
Loss and loss adjustment expense reserves	7,279	17,574
Insurance premiums receivable	1,493	8,809
Unearned insurance premiums	22,675	(3,294)
Deferred acquisition costs	(3,252)	173
Prepaid reinsurance premiums	(28)	(59)
Insured deposit funds	(2,545)	995
Other, net	(1,469)	4

Total adjustments	35,944	32,758

Net cash flows provided by operations	35,164	39,774

Cash flows from investing activities
Net (increase) decrease in short-term investments	(13,757)	5,724
Sales, redemptions, calls and maturities of fixed maturity investments	26,096	21,416
Purchases of fixed maturity investments	(42,706)	(61,832)
Purchase of equipment and capitalized software	(3,740)	(5,302)

Net cash flows used for investing activities	(34,107)	(39,994)

Cash flows from financing activities
Issuance of common stock	255	1,118
Treasury stock purchases	-	(1,347)

Net cash provided by (used for) financing activities	255	(229)

Net increase (decrease) in cash during the period	1,312	(449)

Cash at beginning of the period	208	968

Cash at the end of the period	$1,520	$519

The accompanying notes are an integral part of these consolidated financial statements.
2009 Third Quarter Form 10-Q
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
     The interim financial data as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and September 30, 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statement line items to enhance the comparability of the results presented.
Note 2. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
     In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on management’s general standards for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP standards that provide different guidance on the accounting treatment for subsequent events or transactions. The initial applications of the standard have had no impact on the Company’s financial position or results of operations. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.
     In April 2009, the FASB issued new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability has significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance has not had a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued new guidance for the accounting of other-than-temporary impairments. The new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). This new guidance is to be applied prospectively and is effective for interim and
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
annual periods ending after June 15, 2009. The adoption of the new guidance has not had a material effect on the Company’s financial position or results of operations.
     In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The provisions of the new guidance are to be applied prospectively and are effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance has not had a material effect on the Company’s financial position or results of operations.
     In January 2009, the FASB issued new guidance for the accounting of other-than-temporary impairments for beneficial interests in securitized financial assets. The new guidance, which is now part of ASC 325, Investments — Other, and is effective for interim and annual periods ending after December 15, 2008, amends the cash flows model used to analyze an other-than-temporary impairment by replacing the market participant view with management’s assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of the new guidance has not had a material effect on the Company’s financial position or results of operations.
Note 3. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period, while diluted earnings per share includes the weighted average number of common shares and potential dilution from shares issuable pursuant to equity incentive compensation using the treasury stock method. The following table shows the computation of the Company’s earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
Numerator for earnings per share
Net income (loss)	$(1,297)	$1,301	$(780)	$7,016

Denominator for earnings per share
Weighted average shares outstanding used in computation of earnings per share
Common stock (class A and B) issued	16,129	15,791	16,103	15,685
Common stock in treasury	205	275	233	98

Weighted average shares outstanding - basic	15,924	15,516	15,870	15,587
Effect of dilutive securities[1,2]
Stock awards	—	51	—	156

Weighted average shares outstanding - diluted	15,924	15,567	15,870	15,743

Earnings (losses) per share
Basic and diluted	$(0.08)	$0.08	$(0.05)	$0.45

[1]	Outstanding stock options for 718 shares at September 30, 2009 and 2008 have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2009 and 2008, as they were anti-dilutive.

[2]	Potential common shares have been excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 since for each of these periods the Company experienced a net loss and inclusion of potential common shares would therefore be anti-dilutive.
Note 4. Income Taxes
     The components of current and deferred income taxes for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
Current tax (benefit) expense	$(585)	$517	$(78)	$1,107
Deferred tax (benefit) expense	(190)	(2)	(522)	(309)

Total income tax (benefit) expense	$(775)	$515	$(600)	$798

2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     During the first quarter of 2008, based on profitability trends at the time, the Company believed that it was more likely than not that the deferred income tax assets would be realized. As such, the Company elected to eliminate its valuation allowance of $1,458. During the fourth quarter of 2008, the Company believed and continues to believe that certain state tax net operating loss carry forwards may not be realized in the future totaling $168 for which a valuation allowance has been maintained since December 31, 2008.
     As of September 30, 2009 and December 31, 2008, the Company had no tax basis net operating loss carry forwards. The Company accumulated start-up and organization expenditures through December 31, 2004 of $2,364 that are deductible over a 60-month period commencing on November 23, 2004. The unamortized portions of these costs were $48 and $402 at September 30, 2009 and December 31, 2008, respectively.
     The Company utilized its tax loss carryforwards in early 2008 and subsequently began investing in tax exempt securities. Further, during the third quarter of 2009 the company experienced deterioration in its underwriting profitability that led to a pre-tax loss. This combined with tax exempt investment income led the Company’s effective tax rate to be above the federal income tax rate.
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
     At September 30, 2009, the Company reported gross loss and LAE reserves of $222,232, of which $43,704 represented the gross direct loss and LAE reserves of Potomac, which is fully reinsured by OneBeacon Insurance Company, or OneBeacon. At December 31, 2008, the Company reported gross loss and LAE reserves of $214,953, of which $53,262 represented the gross direct loss and LAE reserves of Potomac, which are fully reinsured by OneBeacon. Included in the reserves for the Company are tabular reserve discounts for workers’ compensation and excess workers’ compensation pension claims of $4,134 as of September 30, 2009 and $2,612 as of December 31, 2008. The reserves are discounted on a tabular basis at four percent using the 2001 United States Actuarial Life Tables for Female and Male population.
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
Note 6. Investments
     The cost or amortized cost and estimated fair values of the Company’s fixed maturity investments at September 30, 2009 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Category	Cost	Gains	Losses	Value
U.S. Treasury	$9,790	$702	$-	$10,492
U.S. Government Agencies	28,729	1,652	-	30,381
Municipals	71,942	4,996	(5)	76,933
Corporate Fixed Maturity	63,413	4,008	(148)	67,273
Agency Mortgage Backed	38,407	2,341	-	40,748
Non-Agency Mortgage Backed	6,625	1	(2,031)	4,595
Commercial Mortgage Backed	13,386	51	(1,678)	11,759
Asset Backed	3,998	-	(2,044)	1,954

Total Fixed Maturities	$236,290	$13,751	$(5,906)	$244,135

2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The cost or amortized cost and estimated fair values of the Company’s fixed maturity investments at December 31, 2008 were as follows:

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

     In addition to the above investments, the Company also held, at amortized cost, $60,454 and $46,697 in short term investments as of September 30, 2009 and December 31, 2008, respectively. The Company’s short-term investments primarily consist of money market funds, but may also include agency discount notes, treasury notes and other short term investments with original maturities of less than one year. These securities are highly liquid investments that present negligible risk of changes in value due to changes in interest rates. The money market investments are recorded at amortized cost on the Company’s balance sheet, which approximates fair value based on quoted market prices and observable market inputs. The Company monitors quoted market prices on all its short term investments to confirm that carrying amounts approximate fair values.
     The Company did not have any other investments.
Measuring Fair Value
     ASC 820 establishes a fair value hierarchy which requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value.
     As of September 30, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Category	9/30/09	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$10,492	$-	$10,492	$-
U.S. Government Agency	30,381	-	30,381	-
Municipal	76,933	-	76,933	-
Corporate Fixed Maturity	67,273	-	67,273	-
Agency Mortgage Backed	40,748	-	40,748	-
Non-Agency Mortgage Backed	4,595	-	-	4,595
Commercial Mortgage Backed	11,759	-	-	11,759
Asset-Backed	1,954	-	-	1,954

Total Fixed Maturity Investments	$244,135	$-	$225,827	$18,308

2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
Category	12/31/08	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury	$10,903	$-	$10,903	$-
U.S. Government Agency	37,227	-	37,227	-
Municipal	54,935	-	54,935	-
Corporate Fixed Maturity	55,535	-	55,535	-
Agency Mortgage Backed	40,439	-	40,439	-
Non-Agency Mortgage Backed	5,164	-	-	5,164
Commercial Mortgage Backed	9,889	-	8,676	1,213
Asset-Backed	2,616	-	204	2,412

Total Fixed Maturity Investments	$216,708	$-	$207,919	$8,789

     The Company uses an independent pricing service to determine the fair value of substantially all of its investment assets. As of September 30, 2009, a total of four securities with a total fair value of $1,914 were not priced by the Company’s independent pricing service, all of which were categorized Level 3 securities. The Company uses the following pricing methodology for each instrument in its portfolio.
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
     The Company then validates the price or quote received by examining its reasonableness. The Company’s review process includes (i) quantitative analysis (including yield spread and interest rate and price fluctuations on a monthly basis); (ii) initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and (iii) comparing the fair value estimates to its knowledge of the current market. If a price or a quote as provided is deemed unreasonable, the Company will use the second or the third pricing methodology to determine the fair value of the instrument. During the third quarter of 2009, the Company deemed the pricing of four securities unreasonable since they were deemed to be derived from distressed sales in an illiquid market and adjusted the total fair value of these four securities to $1,365 from $612 based on estimated cash flows and available yield spreads.
     In order to determine the proper ASC 820 classification for each instrument, the Company obtains from its outside pricing sources the pricing procedures and inputs used to price the instrument. The Company analyzes this information taking into account asset type, rating and liquidity to determine what inputs are observable and unobservable and thereby determines the suggested ASC 820 Level. Certain securities, primarily commercial and non-agency mortgage-backed and asset-backed securities, may not trade, be very thinly traded or trade at a distressed price due to economic conditions and concerns in the securities market. As a result, prices from independent third party pricing services, broker quotes or other observable inputs are not always available or represent a price from a distressed sale. A model using either a matrix pricing formula or future cash flow expectations is used to develop a fair value for these securities. Due to the low level of transparency around inputs to this valuation process these securities are classified within Level 3.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	9/30/2009	9/30/2009
Level 3 investments as of beginning of period	$19,141	$8,789
Transfers into level 3 (at beginning period value)	-	9,618
Purchases, sales, issuances, and settlements, net	(943)	(1,450)
Total gains or losses (realized/unrealized):		-
Included in earnings	(1,086)	(1,661)
Included in comprehensive income	1,196	3,012

Level 3 investments as of September 30, 2009	$18,308	$18,308

     The transfer into Level 3 during the first quarter of 2009 of securities with a fair value, as of December 31, 2008, of $8,677 was the result of reduced liquidity, and therefore reduced price transparency, related to commercial mortgage backed securities.
Unrealized Losses
     Significant factors influencing the Company’s determination that unrealized losses were temporary included (i) the magnitude of the unrealized losses in relation to each security’s cost, (ii) the nature of the investment and (iii) that management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these investments before a period of time sufficient to allow for anticipated recovery of fair value to the Company’s cost basis. The following table presents information regarding the Company’s invested assets that were in an unrealized loss position at September 30, 2009 by amount of time in a continuous unrealized loss position:

		Unrealized Losses
		Less than	Greater than
	Fair Value	12 Months	12 Months	Total
Municipal	$1,050	$(5)	$-	$(5)
Corporate Fixed Maturity	2,863	-	(148)	(148)
Non-Agency Mortgage Backed	4,395	-	(2,031)	(2,031)
Commercial Mortgage Backed	6,819	-	(1,678)	(1,678)
Asset Backed	1,954	(272)	(1,772)	(2,044)

Total Fixed Maturities	$17,081	$(277)	$(5,629)	$(5,906)

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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
The Company does not intend to sell its fixed maturity securities, and it is not more likely than not that the Company will be required to sell these investments, until there is a recovery of fair value to the Company’s original cost basis, which may be at maturity. Other than investments for which the Company has recognized other-than-temporary impairments, the Company has received all of its scheduled principle and interest payments in a timely fashion and has experienced no defaults on any of its investments.
Impairment Review
     The Company’s methodology for assessing other-than-temporary impairments, or OTTI, is based on security-specific facts and circumstances as of the balance sheet date. Factors considered in evaluating whether a decline in value is other than temporary included: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial conditions and near-term prospects of the issuer; and (iii) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery. The majority of the Company’s structured securities are subject to ASC 325 which allows management to analyze whether it is probable that there is an adverse change in the estimated cash flows. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, OTTI is deemed to have occurred. Based on recent guidance in ASC 320 a company that does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total decline in fair value related to the credit loss is recognized in earnings as OTTI, with the amount related to other factors recognized in accumulated other comprehensive net loss, net of applicable income taxes. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of loss realization.
     During the third quarter of 2009, four of the Company’s securities experienced a decrease in fair value of $363. Associated with this decline in fair value, the Company recognized a credit loss of $616 in earnings and a credit of $253 was recognized in other comprehensive net income for previously recorded impairments. The Company recorded an OTTI charge of $2,198 on investment securities during the nine months ended September 30, 2009 of which $1,192 was recognized as a loss in earnings and $1,006 was recognized as a loss in comprehensive income.
     The following table provides a roll-forward of the OTTI showing the amounts that have been included in earnings and other comprehensive income during the third quarter of 2009:

	Recognized In
		Other
		Compre-
		hensive
		Income
	Earnings	(Loss)	Total
Beginning Balance, July 1, 2009	$(866)	$(1,818)	$(2,684)
Cumulative effect of adjustment resulting from adoption of FSP 115-2, before income taxes	-	-	-

Subtotal	(866)	(1,818)	(2,684)
Other-than-temporary impairment loss	(616)	253	(363)

Ending balance, September 30, 2009	$(1,482)	$(1,565)	$(3,047)

2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     The following table provides a roll-forward of the OTTI showing the amounts that have been included in earnings and other comprehensive income from April 1, 2009 through September 30, 2009:

	Recognized In
		Other
		Compre-
		hensive
		Income
	Earnings	(Loss)	Total
Beginning Balance, April 1, 2009	$(1,060)	$-	$(1,060)
Cumulative effect of adjustment resulting from adoption of FSP 115-2, before income taxes	559	(559)	-

Subtotal	(501)	(559)	(1,060)
Other-than-temporary impairment loss	(981)	(1,006)	(1,987)

Ending balance, September 30, 2009	$(1,482)	$(1,565)	$(3,047)

Realized Gains and Losses
     The following table sets forth the gross realized gains and losses of the Company, excluding losses resulting from other-than-temporary impairments, for the three and nine months ended September 30, 2009 as well as the number of transactions during such periods resulting in such realized gains or losses.

	Three Months	Nine Months
	Ended	Ended
	9/30/09	9/30/09
Gross gain on sales	$80	$203
Gross loss on sales	(470)	(483)
Net gain (loss) on calls, redemptions, maturity and sinking fund	9	67

Net gain (loss)	$(381)	$(213)

Number of sales transactions resulting in gain or loss	2	9
     In the normal course of operations, the Company from time to time trades securities to reinvest the proceeds into a more opportune investment. Such transactions are made at the directive of the Company’s management, and can generate realized gains or losses. Such trades have been both infrequent and immaterial. The Company has never sold a security to meet capital or liquidity needs.
Note 7. Equity-Based Compensation
     On May 1, 2007, the stockholders of the Company approved the 2007 Stock Incentive Plan, or 2007 Plan. The 2007 Plan replaces the 2004 Stock Option Plan, or 2004 Plan. Options previously granted under the 2004 Plan will continue for the life of such options and no further awards may be made under the 2004 Plan. The 2007 Plan provides for the issuance of up to 800,000 shares of the Company’s common stock in the form of stock options, stock appreciation rights, restricted stock awards and deferred stock awards. In addition, should any of the options outstanding under the 2004 Plan be terminated, those shares will become available under the 2007 Plan.
     During the nine months ended September 30, 2009, the Company granted 155,600 deferred stock awards and 15,000 shares of restricted stock, none of which were granted in the third quarter of 2009. During the nine months ended September 30, 2009, 1,450 shares subject to grants were forfeited under the 2007 Plan of which 450 shares were forfeited in the third quarter of 2009. No awards were forfeited under the 2004 Plan during the nine months ended September 30, 2009.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Specialty Underwriters’ Alliance, Inc.
Notes to Consolidated Financial Statements
(unaudited — in thousands, except earnings per share)
     In addition there was equity based compensation expenses of $10 for the nine months ended September 30, 2009 relating to stock options previously granted of which $3 was incurred in the third quarter of 2009.
Note 8. Commitments and Contingencies
     FBR Capital Markets & Co., or FBR, acted as financial advisor to the Company in connection with the proposed merger with Tower S.F. Merger Corporation, a wholly owned subsidiary of Tower Group, Inc., or Tower, as well as other proposals received by the Company in 2008 and 2009, and FBR received an aggregate of $125 in retainers for its services. FBR also received a fee of $500 in connection with the delivery of its fairness opinion relating to the proposed merger and will receive a fee equal to 1.25% of the aggregate consideration of the merger as of the consummation thereof, less any retainer and fairness opinion fees. Assuming the average price of Tower’s common stock used to determine the value of the merger consideration payable to the Company’s stockholders is $25.00, the total amount of the contingency fee that would be owed to FBR would be approximately $767.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Risk Factors” in Item 1A of Part II of the Quarterly Report on Form 10-Q for the period ended June 30, 2009 and in the Business section of our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Three Months Ended September 30, 2009 as compared to the Three Months Ended September 30, 2008
RESULTS OF OPERATION

	Three Months Ended
	9/30/2009	9/30/2008	% Change
	(in millions, except for
	earnings per share)
Gross written premiums	$70.5	$44.2	59.5%
Net written premiums	68.3	42.1	62.2%

Earned premiums	$44.3	$37.2	19.1%
Net investment income	2.7	2.6	3.8%
Net realized losses	(1.0)	(0.8)	*

Total revenues	46.0	39.0	17.9%

Net loss and loss adjustment expense	31.8	22.4	42.0%
Acquisition expenses	10.5	8.5	23.5%
Other operating expenses	5.8	6.3	-7.9%

Total expenses	48.1	37.2	29.3%

Pre-tax income (loss)	(2.1)	1.8	*
Federal income tax benefit (expense)	0.8	(0.5)	*

Net income (loss)	$(1.3)	$1.3	*

Earnings (losses) per share available to common stockholders
Basic and diluted	$(0.08)	$0.08	*

Weighted average shares outstanding
Basic	15.9	15.5	2.6%
Diluted	15.9	15.6	1.9%

Key operating ratios
Net loss and loss adjustment expense ratio	71.8%	60.2%	19.2%
Ratio of acquisition expense to earned premiums	23.7%	22.8%	3.7%
Ratio of all other expenses to gross written premiums	8.2%	14.3%	-42.3%

*	Not meaningful
     Net loss for the quarter ended September 30, 2009 was $1.3 million, compared to net income of $1.3 million for the quarter ended September 30, 2008. Losses per share for the quarter ended September 30, 2009 was $0.08, versus earnings per share of $0.08 for the quarter ended September 30, 2008. The decrease in our net income was due to the increase to our net loss and loss adjustment ratio resulting from several large losses in our commercial automobile line of business and lower rates in our workers’ compensation line of business and the increase in our acquisition expense ratio resulting from higher commission rates paid to our partner agents.
     Gross written premiums were $70.5 million for the three months ended September 30, 2009 compared to $44.2 million for the three months ended September 30, 2008. The increase in gross written premiums was attributable to increased premiums in our general liability line of business primarily due to two large accounts.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by partner agent for the three months ended September 30, 2009 and 2008 were as follows:

	9/30/2009		9/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
Specialty Risk Solutions, LLC	$42.6	60.4%	$16.1	36.5%
Risk Transfer Programs, LLC	6.7	9.5%	12.5	28.3%
American Team Managers	6.1	8.7%	6.2	14.0%
Appalachian Underwriters, Inc.	5.7	8.1%	1.6	3.6%
AEON Insurance Group, Inc.	3.8	5.4%	5.1	11.5%
Northern Star Management, Inc.	3.7	5.2%	1.6	3.6%
First Light Program Manager, Inc.	1.6	2.3%	0.6	1.4%
Insential, Inc	0.2	0.3%	0.3	0.7%
Flying Eagle Insurance Service, Inc	-	0.0%	0.1	0.2%
Other	0.1	0.1%	0.1	0.2%

Total	$70.5	100.0%	$44.2	100.0%

Our gross written premiums for the three months ended September 30, 2009 and 2008 by state were as follows:

	9/30/2009		9/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
	(in millions)
California	$51.0	72.4%	$26.0	58.8%
Florida	5.1	7.2%	3.3	7.5%
Texas	2.5	3.5%	6.9	15.6%
Other States	11.9	16.9%	8.0	18.1%

Total	$70.5	100.0%	$44.2	100.0%

Our gross written premiums by line of business for the three months ended September 30, 2009 and 2008 were as follows:

	9/30/2009		9/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(in millions)
General liability	$43.5	61.7%	$18.8	42.5%
Workers’ compensation	15.5	22.0%	15.7	35.5%
Commercial automobile	10.9	15.4%	9.0	20.4%
All Other	0.6	0.9%	0.7	1.6%

Total	$70.5	100.0%	$44.2	100.0%

     The change in our mix of business by agent, state and line of business was influenced by an increase of premiums in our general liability line of business due to two large accounts written in the third quarter of 2009.
     Earned premiums were $44.3 million for the quarter ended September 30, 2009 compared to $37.2 million for the quarter ended September 30, 2008.
     Net investment income was $2.7 million for the three months ended September 30, 2009 versus $2.6 million for the three months ended September 30, 2008.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Acquisition expenses were $10.5 million for the three months ended September 30, 2009 compared to $8.5 million for the quarter ended September 30, 2008. The increase in acquisition expenses was primarily the result of higher commission rates paid to our partner agents resulting from the continuation of a soft insurance market.
     Other operating expenses were $5.8 million for the quarter ended September 30, 2009 compared to $6.3 million for the quarter ended September 30, 2008.
     For the third quarter of 2009, our net loss and loss adjustment expense ratio was 71.8%, compared to 60.2% for the comparable quarter in 2008. This increase was driven by several factors including (i) higher current accident year loss ratios in our commercial automobile line of business resulting from several large losses, (ii) higher current accident year loss ratios in our workers compensation line of business resulting from lower rates and (iii) unfavorable prior year loss development for the third quarter of 2009 of $0.5 million contrasted with a $0.4 million favorable development for the third quarter of 2008.
     The unfavorable development during 2009 from prior accident years was primarily due to change in ceded losses resulting from favorable case development primarily in the large deductible segment of our workers’ compensation line of business for accident years 2006 and 2007.
Nine Months Ended September 30, 2009 as compared to the Nine Months Ended September 30, 2008
RESULTS OF OPERATION

	Nine Months Ended
	9/30/2009	9/30/2008	% Change
	(in millions, except for
	earnings per share)
Gross written premiums	$143.4	$110.0	30.4%
Net written premiums	137.1	103.8	32.1%

Earned premiums	$114.4	$107.2	6.7%
Net investment income	8.3	7.9	5.1%
Net realized losses	(1.4)	(0.8)	*

Total revenues	121.3	114.3	6.1%

Net loss and loss adjustment expense	75.8	64.4	17.7%
Acquisition expenses	27.4	24.5	11.8%
Other operating expenses	19.5	17.6	10.8%

Total expenses	122.7	106.5	15.2%

Pre-tax income (loss)	(1.4)	7.8	*
Federal income tax benefit (expense)	0.6	(0.8)	*

Net income (loss)	$(0.8)	$7.0	*

Earnings (losses) per share available to common stockholders
Basic and diluted	$(0.05)	$0.45	*

Weighted average shares outstanding
Basic	15.9	15.6	1.9%
Diluted	15.9	15.7	1.3%

Key operating ratios
Net loss and loss adjustment expense ratio	66.3%	60.1%	10.3%
Ratio of acquisition expense to earned premiums	24.0%	22.9%	4.8%
Ratio of all other expenses to gross written premiums	13.6%	16.0%	-15.0%

*	Not meaningful
     Net loss for the nine months ended September 30, 2009 was $0.8 million, compared to net income of $7.0 million for the comparable period ended September 30, 2008. Losses per share for the nine months ended September 30, 2009 was $0.05, versus earnings per share of $0.45 for the same period ended September 30, 2008. The decrease in our net income was due to (i) the increase to our net loss and loss adjustment ratio resulting from
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

several large losses in our commercial automobile line of business and lower rates in our workers’ compensation line of business, (ii) the increase in our acquisition expense ratio resulting from higher commission rates paid to our partner agents and (iii) the increase to our operating expenses incurred as a result of the proxy contest waged at the annual meeting of stockholders held on May 5, 2009, the negotiation of the merger agreement and the preparation of soliciting materials for the special meeting of stockholders to approve the proposed merger.
     Gross written premiums were $143.4 million for the nine months ended September 30, 2009 compared to $110.0 million for the nine months ended September 30, 2008. The increase in gross written premiums was primarily attributable to increased premiums in our general liability line of business and to a lesser extent by increased premiums in our commercial automobile and our workers’ compensation lines of business
     Our gross written premiums by partner agent for the nine months ended September 30, 2009 and 2008 were as follows:

	9/30/2009		9/30/2008
		of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(in millions)
Specialty Risk Solutions, LLC	$46.7	32.6%	$17.0	15.4%
Risk Transfer Programs, LLC	35.3	24.6%	44.0	40.0%
American Team Managers	18.0	12.6%	18.9	17.2%
Appalachian Underwriters, Inc.	17.1	11.9%	5.5	5.0%
AEON Insurance Group, Inc.	11.2	7.8%	15.8	14.4%
Northern Star Management, Inc.	8.3	5.8%	3.6	3.3%
First Light Program Manager, Inc.	5.8	4.0%	2.0	1.8%
Insential, Inc	0.6	0.4%	1.0	0.9%
Flying Eagle Insurance Service, Inc	0.1	0.1%	0.6	0.5%
Other	0.3	0.2%	1.6	1.5%

Total	$143.4	100.0%	$110.0	100.0%

     Our gross written premiums for the nine months ended September 30, 2009 and 2008 by state were as follows:

	9/30/2009		9/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(in millions)
California	$70.9	49.5%	$51.7	47.0%
Florida	18.7	13.0%	15.7	14.3%
Texas	9.6	6.7%	13.1	11.9%
Other States	44.2	30.8%	29.5	26.8%

Total	$143.4	100.0%	$110.0	100.0%

2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

     Our gross written premiums by line of business for the nine months ended September 30, 2009 and 2008 were as follows:

	9/30/2009		9/30/2008
		% of Total		% of Total
	Gross Written	Gross Written	Gross Written	Gross Written
	Premium	Premium	Premium	Premium
		(in millions)
Workers’ compensation	$59.6	41.6%	$53.9	49.0%
General liability	49.8	34.7%	26.9	24.5%
Commercial automobile	32.3	22.5%	27.0	24.5%
All Other	1.7	1.2%	2.2	2.0%

Total	$143.4	100.0%	$110.0	100.0%

     The change in our mix of business by agent, state and line of business was influenced by an increase of premiums in our general liability line of business due to two large accounts written in the third quarter of 2009.
     Earned premiums were $114.4 million for the nine months ended September 30, 2009 compared to $107.2 million for the comparable period ended September 30, 2008.
     Net investment income was $8.3 million for the nine months ended September 30, 2009 versus $7.9 million for the three same period ended September 30, 2008.
     Acquisition expenses were $27.4 million for the nine months ended September 30, 2009 compared to $24.5 million for the nine months ended September 30, 2008. The increase in acquisition expenses was primarily the result of higher commission rates paid to our partner agents resulting from the continuation of a soft insurance market.
     Other operating expenses were $19.5 million for the nine months ended September 30, 2009 compared to $17.6 million for the nine months ended September 30, 2008. The increase in other operating expenses was primarily attributable to the one-time expenses of approximately $2.1 million incurred as a result of both the proxy contest waged at the annual meeting of stockholders held on May 5, 2009, the negotiation of the merger agreement, and the preparation of the soliciting material for the special meeting of stockholders to approve the proposed merger.
     For the nine months ended September 30, 2009, our net loss and loss adjustment expense ratio was 66.3%, compared to 60.1% for the comparable period in 2008. This increase was primarily driven by higher current accident year loss ratios in our commercial automobile line of business resulting from several large losses and higher current accident year loss ratios in our workers’ compensation line of business resulting from lower rates. We also had prior year favorable development for the nine months ended September 30, 2009 of $1.4 million which was similar to the prior year favorable development for the nine months ended September 30, 2008 of $1.7 million.
     The favorable development was primarily due to better than expected claim emergence in our general liability line of business for accident years 2008 and prior. The average expected loss methods decreased due to lack of claims emergence. As a result, the ultimate incurred loss for our general liability line of business was reduced by $3.4 million. This favorable development in our general liability line of business was partially offset by adverse development in our workers’ compensation line of business of $2.0 million due to increased case severity in accident year 2008.
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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

Cash Flows
     A summary of our cash flows is as follows:

	Nine Months Ended
	9/30/2009	9/30/2008
	(in millions)
Cash provided by (used in)
Operating activities	$35.2	$39.8
Investing activities	(34.1)	(40.0)
Financing activities	0.2	(0.2)

Change in cash	1.3	(0.4)

     For the nine months ended September 30, 2009, net cash provided by operating activities was $35.2 million, principally consisting of premium and deposit collections exceeding losses and expenses paid out. This amount compares to net cash provided by operating activities of $39.8 million for the nine months ended September 30, 2008. The decrease in net cash provided by operating activities was primarily driven by the increase in loss and LAE payments resulting from the maturation of our book of business which was partially offset by an increase in written premiums during 2009.
     Cash used by investment activities was $34.1 million for the nine months ended September 30, 2009, resulting from purchases of new fixed maturity investments and purchases of equipment and capitalized software, exceeding sales, redemptions, calls and maturities of investments. For the nine months ended September 30, 2008, cash used in investment activities was $40.0 million, principally representing increases in investments and purchases of equipment and capitalized software.
     For the nine months ended September 30, 2009, cash flows from financing activities from sales of Class B Shares to partner agents were $0.2 million. For the nine months ended September 30, 2008, cash flows used for financing activities were $0.2 million primarily relating to the repurchase of treasury shares partially offset from sales of Class B Shares to partner agents.
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
     The aggregate fair market value of our fixed maturity investments as of September 30, 2009 was $244.1 million compared to amortized cost of $236.3 million. The aggregate fair market value of our fixed maturity investments as of December 31, 2008 was $216.7 million compared to amortized cost of $220.7 million.
     During the third quarter of 2009, a total of four of our available-for-sale securities that were previously written down with a fair market value of $0.7 million, as of September 30, 2009, have experienced a decrease in fair value of $0.4 million during the third quarter of 2009. Associated with this decline in fair value we recognized a credit loss of $0.6 million which was recognized in earnings and a credit of $0.2 million was recognized in other comprehensive income for impairments previously recognized. During the nine months ended September 30, 2009, six of our available-for-sale securities with a fair market value of $1.5 million, as of September 30, 2009, have experienced an other-than-temporary impairment of $2.2 million, of which $1.2 million was recognized as a loss in earnings and $1.0 million was recognized as a loss in comprehensive income.
     For information about our methodology for determining whether a security has experienced impairment see the discussion under the heading “Item 1. Financial Statements — Note 2 — Recent Accounting Pronouncements” and “Note 6 — Investments” of this quarterly report.
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
     The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on the fair value of our fixed maturity investments as of September 30, 2009:

			Estimated
			Fair Value
		Assumed Change	After Change	Increase
	Fair Value at	in Relevant	in Interest	(Decrease) in
	9/30/2009	Interest Rate	Interest Rate	Fair Value
	(in thousands)
Fixed Maturity Investments	$244,135	100 bp decrease	$254,733	$ 10,598
		50 bp decrease	249,377	5,242
		50 bp increase	239,030	(5,105)
		100 bp increase	234,067	(10,068)
     The average duration of our fixed maturity investments at September 30, 2009 was approximately 3.44 years.
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
     The portfolio of fixed maturities investments consists primarily of high quality bonds as of September 30, 2009. The following table summarizes bond ratings at fair value:

	As of 9/30/2009
		Percent of
Bond Ratings	Amount	Portfolio
	(in thousands)
AAA rated and U.S. Government and affiliated agency securities	$98,234	40.3%
AA rated	65,618	26.9%
A rated	70,063	28.7%
BBB rated	7,180	2.9%
BB rated or below	3,040	1.2%

Total	$244,135	100.0%

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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
     None.
Item 1A: Risk Factors
     There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. For more information regarding such risk factors, please refer to Items 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
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
2009 Third Quarter Form 10-Q
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

Date: November 9, 2009

By:	/s/ Peter E. Jokiel

Name: Peter E. Jokiel
Title: Executive Vice President and Chief
Financial Officer

Date: November 9, 2009
2009 Third Quarter Form 10-Q
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
2009 Third Quarter Form 10-Q
Specialty Underwriters’ Alliance, Inc.